Form 10-Q
period 1996-03-30
CONSO PRODUCTS CO
filed 1996-05-13
CIK 914448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 1996

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

Commission file number:   0-22942

                             CONSO PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

          South Carolina                           57-0986680
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

     513 North Duncan Bypass, P.O. Box 326, Union, South Carolina    29379
     ------------------------------------------------------------- ---------
            (Address of principal executive offices)               (Zip Code)

                                  864/427-9004
              (Registrant's telephone number, including area code)


                                 Not applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996:

               Common Stock, no par value.......4,987,793 shares.



                                                Page 1 of 17 Pages

                                TABLE OF CONTENTS

Part I.       Financial Information                                                           Page No.


              Item 1.  Financial Statements

              Consolidated Balance Sheets as of  March 30, 1996, and July 1, 1995                3


              Consolidated Statements of Operations for the three months and nine months         5
              ended March 30, 1996, and April 1, 1995


              Consolidated  Statements  of  Shareholders'  Equity  for the three                 6
              months and nine months ended March 30, 1996

              Consolidated  Statements  of Cash Flows for the nine months  ended                 7
              March 30, 1996, and April 1, 1995

              Notes to Consolidated Financial Statements                                         9
              Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
              Results of Operations                                                              11

Part II.      Other Information
              Item 6.  Exhibits and Reports on Form 8-K                                          16

Signatures                                                                                       17


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             CONSO PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               March 30, 1996        July 1, 1995
                                                                           --------------------- --------------------

ASSETS
CURRENT ASSETS:
Cash                                                                               $    174,154        $     142,555
Accounts receivable, net of allowances for bad debts and
 customer deductions of $928,808 and $767,642 on
 March 30, 1996 and July 1, 1995,  respectively                                      11,467,974            9,805,603
Inventories (Notes 3 and 4)                                                          20,637,245          19, 931,881
Prepaid expenses and other                                                              531,240              842,840
                                                                           --------------------- --------------------
 Total current assets                                                                32,810,613           30,722,879
                                                                           --------------------- --------------------


CASH SURRENDER VALUE OF OFFICER'S LIFE
 INSURANCE                                                                          -                         39,270
                                                                           --------------------- --------------------
PROPERTY AND EQUIPMENT (Note 4):

 Land and improvements                                                                1,079,145            1,089,499
 Buildings and improvements                                                           6,607,994            5,655,790
 Machinery and equipment                                                             11,490,979           10,496,453
                                                                           --------------------- --------------------
  Total                                                                              19,178,118           17,241,742
 Accumulated depreciation                                                            (6,990,264)          (5,798,641)
                                                                           --------------------- --------------------
  Total property and equipment, net                                                  12,187,854           11,443,101
                                                                           --------------------- --------------------
DEFERRED INCOME TAXES (Note 5)                                                        2,122,928            1,255,366

DEFERRED COSTS                                                                          258,438              238,195
                                                                           --------------------- --------------------
TOTAL ASSETS                                                                        $47,379,833          $43,698,811
                                                                           --------------------- --------------------


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)


                                                                           March 30, 1996                July 1, 1995
                                                                        ---------------------     ---------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Short-Term Borrowings (Note 9)                                                 $   7,089,663              $  9,073,531
 Current maturities of  long-term debt                                                508,303                   571,044
 Trade accounts payable                                                             3,966,530                 3,749,179
 Accrued liabilities                                                                3,108,430                 2,309,342
 Income taxes payable                                                               1,061,610                   550,125
                                                                        ---------------------     ---------------------
  Total current liabilities                                                        15,734,536                16,253,221
                                                                        ---------------------     ---------------------
NONCURRENT LIABILITIES:

 Long-term debt                                                                     2,254,519                 2,598,315
 Deferred income taxes                                                                587,334                   723,544
                                                                        ---------------------     ---------------------
  Total noncurrent liabilities                                                      2,841,853                 3,321,859
                                                                        ---------------------     ---------------------
SHAREHOLDERS' EQUITY (Notes 6 and 7):

 Preferred stock (no par, 10,000,000 shares authorized,
  no shares issued)                                                                     -                        -
 Common stock (no par, 50,000,000 shares authorized,
  4,987,793 shares issued)                                                         16,896,346                16,571,214
 Retained  earnings                                                                11,829,557                 7,258,119
 Cumulative translation gain                                                           77,541                   294,398
                                                                        ---------------------     ---------------------
  Total shareholders' equity                                                       28,803,444                24,123,731
                                                                        ---------------------     ---------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY
                                                                                  $47,379,833               $43,698,811
                                                                        ---------------------     ---------------------



            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                           Three Months Ended                          Nine Months Ended
                                 -------------------------------------- -- -------------------------------------
                                 March 30, 1996          April 1, 1995     March 30, 1996         April 1, 1995
                                 ------------------  ------------------    ------------------  -----------------

NET SALES                              $18,135,661         $15,900,338           $52,521,185        $44,130,359
COST OF GOODS SOLD                      11,540,111          10,243,895            33,651,178         28,978,695
                                 ------------------  ------------------    ------------------  -----------------
GROSS MARGIN                             6,595,550           5,656,443            18,870,007         15,151,664
                                 ------------------  ------------------    ------------------  -----------------
SELLING, GENERAL AND
 ADMINISTRATIVE
 EXPENSES
 Distribution expense                      772,289             630,676             2,213,563          1,728,793
 Selling expense                         2,326,492           1,881,269             6,069,066          5,021,816
 General and administrative
 expense                                 1,049,274             992,035             3,489,427          2,808,201
 Foreign currency translation
 losses (gains)                             (4,542)            (90,097)               13,333           (148,851)
                                 ------------------  ------------------    ------------------  -----------------
        Total                            4,143,513           3,413,883            11,785,389          9,409,959
                                 ------------------  ------------------    ------------------  -----------------
INCOME FROM
 OPERATIONS                              2,452,037           2,242,560             7,084,618          5,741,705
INTEREST EXPENSE, NET                      154,140             242,280               620,518            621,799
                                 ------------------  ------------------    ------------------  -----------------
INCOME BEFORE INCOME  TAXES              2,297,897           2,000,280             6,464,100          5,119,906
                                 ------------------  ------------------    ------------------  -----------------
INCOME TAXES (Note 5)

 Current income tax
 provision before one-time
 credits                                   666,085             632,298             1,892,662          1,703,170

 Net one-time job tax
 credits                                    -                 (913,000)                -               (913,000)
                                 ------------------  ------------------    ------------------  -----------------
   Total income tax
   provision                               666,085            (280,702)            1,892,662            790,170
                                 ------------------  ------------------    ------------------  -----------------
NET INCOME                             $ 1,631,812         $ 2,280,982           $ 4,571,438        $ 4,329,736
                                 ------------------  ------------------    ------------------  -----------------


Net income per share               $          0.33     $          0.46       $          0.92    $          0.87
                                 ------------------  ------------------    ------------------  -----------------


Weighted average number of
  shares outstanding
  (Notes 6 and 7)                        4,986,419           4,950,293             4,965,403          4,950,293
                                 ------------------  ------------------    ------------------  -----------------




            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        THREE MONTHS ENDED MARCH 30, 1996



                                      Common Stock                             Cumulative
                               ---------------------------
                                  Shares                        Retained       Translation
                                  Issued          Amount        Earnings       Adjustments       Total
                               -------------  -------------   -------------  --------------  -------------

Balance, December 30, 1995        4,975,293    $16,786,354     $10,197,745        $155,771    $27,139,870
Stock options exercised              12,500        109,992                                        109,992
Net income                                                       1,631,812                      1,631,812
Translation loss                                                                   (78,230)       (78,230)
                               -------------  -------------   -------------  --------------  -------------
March 30, 1996                    4,987,793    $16,896,346     $11,829,557        $ 77,541    $28,803,444
                               -------------  -------------   -------------  --------------  -------------


            See notes to unaudited consolidated financial statements



                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        NINE MONTHS ENDED MARCH 30, 1996

                                      Common Stock                             Cumulative
                               ----------------------------
                                  Shares                        Retained       Translation
                                  Issued         Amount         Earnings       Adjustments       Total
                               -------------  -------------   -------------  --------------  -------------

Balance, July 1, 1995             4,950,293    $16,571,214      $7,258,119        $294,398    $24,123,731
Stock options exercised              37,500        325,132                                        325,132
Net income                                                       4,571,438                      4,571,438
Translation loss                                                                  (216,857)      (216,857)
                               -------------  -------------   -------------  --------------  -------------
March 30, 1996                    4,987,793    $16,896,346     $11,829,557        $ 77,541    $28,803,444
                               -------------  -------------   -------------  --------------  -------------


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                 Nine Months Ended
                                                                     -------------------------------------------
                                                                       March 30, 1996            April 1, 1995
                                                                     --------------------  ---------------------
OPERATING ACTIVITIES:

 Cash received from customers                                               $ 52,233,110           $ 44,431,915
 Cash paid to suppliers and employees                                        (45,294,694)           (42,801,353)
 Interest paid                                                               (   785,041)           (   531,062)
 Interest received                                                               106,757                 77,856
 Income taxes paid                                                           ( 2,114,645)           ( 1,501,602)
                                                                     --------------------  ---------------------
   Net cash provided by (used in) operating activities                         4,145,487            (   324,246)
                                                                     --------------------  ---------------------
INVESTING ACTIVITIES:
 Sale (purchase) of officer's life insurance                                      39,270            (     6,612)
 Purchase of London production facility                                      (   796,110)                 -
 Purchase of equipment and property                                          ( 1,339,652)           ( 2,083,784)
 Payments of capitalized acquisition costs                                   (    76,561)                 -
 Payments for acquisition                                                    (    93,582)                 -
                                                                     --------------------  ---------------------
   Net cash used in investing activities                                     ( 2,266,635)           ( 2,090,396)
                                                                     --------------------  ---------------------
FINANCING ACTIVITIES:
 Net borrowings under line of credit arrangements                            ( 1,800,900)             2,685,165
 Principal payments on long-term debt                                        (   260,264)           (   243,128)
 Principal payments under capital lease obligations                          (   111,221)           (   147,808)
 Shareholder's distribution paid                                                    -               (    35,619)
 Proceeds from issuance of common stock, net of expenses                         325,132                  -
                                                                     --------------------  ---------------------
   Net cash provided by (used in) financing activities                       ( 1,847,253)             2,258,610
                                                                     --------------------  ---------------------
INCREASE (DECREASE) IN CASH                                                       31,599            (   156,032)
 CASH AT:
 BEGINNING OF PERIOD                                                             142,555                302,010
                                                                      --------------------  ---------------------
 END OF PERIOD                                                             $     174,154         $      145,978
                                                                     --------------------  ---------------------


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)



                                                                                Nine Months Ended
                                                                    -------------------------------------------
                                                                       March 30, 1996          April 1, 1995
                                                                    ---------------------  --------------------

RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net income                                                                $ 4,571,438           $ 4,329,736
 Adjustments  to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                                               1,238,516             1,115,453
  Amortization of deferred expenses                                             72,050                35,039
  Provision for deferred taxes                                              (  861,293)           (1,178,157)
  Foreign currency translation losses (gains)                                   52,906            (  174,820)
  Payment of capitalized loan origination costs                             (    1,111)           (   36,694)
  Change in assets and liabilities:
   Accounts receivable                                                      (1,729,898)           (1,316,421)
   Inventory                                                                (  858,973)           (3,658,538)
   Prepaid expenses and other                                                   47,822               227,852
   Trade accounts payable                                                      122,133            (  828,427)
   Accrued liabilities                                                         441,328               472,865
   Income taxes payable                                                      1,050,569               687,866
                                                                     ---------------------  --------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                                       $4,145,487           $(  324,246)
                                                                    ---------------------  --------------------


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 30, 1996

1.  CONSOLIDATION
 The financial statements are unaudited and include the accounts of the Company, its subsidiary, British Trimmings Limited and its subsidiaries (all operating within the United Kingdom), and Conso's subsidiary, Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant (collectively the "Company").

 The British Trimmings Limited balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into U.S. dollars based on exchange rates as published in the WALL STREET JOURNAL. Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average of the month-end exchange rates in effect during the period. The Val-Mex subsidiary's operations are not significant in relation to the Company's operations. All significant intercompany accounts and transactions, and profit and loss on intercompany transactions are eliminated in consolidation.

2.  INTERIM PERIOD FINANCIAL STATEMENTS
 The unaudited consolidated financial statements for the three months and nine months ended March 30, 1996, and April 1, 1995, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending June 29, 1996.

 Certain previously reported amounts have been reclassified to conform with the current year presentation.

 The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three month and nine month periods ended March 30, 1996, and April 1, 1995, each included 13 weeks and 39 weeks, respectively.

3.  INVENTORIES
 The composition of inventories at March 30, 1996, and July 1, 1995, was as follows:


                                  March 30, 1996       July 1, 1995

Raw Materials                     $  6,771,653         $  7,150,304
Work-In-Process                      3,110,206            2,849,966
Finished Goods                      10,755,386            9,931,611
                              --------------------  ----------------------
Totals                            $ 20,637,245         $ 19,931,881
                              --------------------  ----------------------

4.  PROPERTY AND EQUIPMENT
 In September 1995, the Company made a special provision of $250,000 to absorb charges relating to the disposal of equipment and inventory of its embroidery operations, which it has discontinued. The Company intends to dispose of these assets during 1996.

 In December 1995, the Company completed the purchase of a 20,000 square foot production facility in London at a cost of $796,000. The present 9,500 square foot facility is being offered for sale.

5.  INCOME TAXES
 The Company's effective tax rate for the current quarter continued to be favorably impacted by anticipated South Carolina Jobs Tax Credits relating to job increases at the Union, SC plants. In March 1995, Conso received a ruling from the South Carolina Tax Commission whereby certain jobs tax credits (in the amount of $1,383,000) earned by the corporation are available to be carried forward to be applied against C corporation South Carolina income taxes incurred after December 18, 1993. The prior year's quarter includes this one-time jobs tax credits, net of federal tax effect of $913,000.

6.  STOCK SPLIT
 On September 7, 1995, the Company announced a 3-for-2 split of its common stock, issued on October 6, 1995, to shareholders of record at the close of business on September 18, 1995. All per share data presented in the accompanying financial statements has been restated to reflect the 3-for-2 stock split.

7.  STOCK OPTIONS
 On September 7, 1995, the Company granted options to certain key employees to purchase an aggregate of 62,400 shares of the Company's common stock under its 1993 Stock Option Plan. The options were granted at $10 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment of the employee.

 Options to purchase an additional 37,500 shares had been previously awarded to a key employee of which options to purchase 25,000 shares were exercised on November 28, 1995, and the remaining options for 12,500 shares were exercised on January 10, 1996.

8.  DEFINED CONTRIBUTION PLAN
 On January 1, 1996, the Company offered a 401(k) Retirement Plan to all U.S. personnel and a similar type plan to all employees of British Trimmings. The Company will match employee contributions up to 3% of base pay.

9.  DEBT AGREEMENT
 The Company's $10,000,000 revolving line of credit was amended on March 1, 1996 to extend the expiration date until December 1, 1997, decrease the interest rate on borrowings made in U.S. dollars to the 90-day certificate of deposit rate plus 2.75%, decrease the interest rate on borrowings made in the U.K. pounds sterling to the adjusted London Interbank offered rate plus 1.25% and amend certain of the financial covenants.

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

 The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-KSB for the fiscal year ended July 1, 1995, including the financial information and management's discussion contained or incorporated by reference therein.

RESULTS OF OPERATIONS

 QUARTER ENDED MARCH 30, 1996, COMPARED TO QUARTER ENDED APRIL 1, 1995

 Net sales for the quarter ended March 30, 1996, of $18.1 million were $2.2 million or 14.1% higher than for the comparable prior year quarter. Conso US's sales increased to $13.2 million, a 24.9% improvement over the comparable prior year quarter. British Trimmings' sales were below the prior year's quarter, reflecting the slow housing industry and weak consumer spending in the United Kingdom. However, the Company is encouraged by the fact that British Trimmings' revenues were not only up over the second quarter of the current year, but also the amount of incoming orders for the first few weeks of the fourth quarter are ahead of orders for the same period of the prior year.


  Sales by customer type increased  as follows:

Manufacturers                         $ 7,513,000  up  28.0%
Distributors                            7,323,000  up   7.0%
Retailers                               3,300,000  up   3.7%
- ------------------------------------------------------------
Total                                 $18,136,000  up  14.1%
- ------------------------------------------------------------



 Sales outside the U.S. and U.K. (the Company's major sales regions) increased to $1.6 million, a 20.3% increase over the comparable prior year quarter. Sales outside the U.S. and U.K. by geographic region were as follows:

Canada, Latin America                 $   669,000  up  40.7%
Continental Europe,  Middle East          569,000  up   5.0%
Pacific Rim                               368,000  up  16.1%
- -------------------------------------------------------------
Total                                 $ 1,606,000  up  20.3%
- -------------------------------------------------------------


 The gross margin for the quarter edged up to $6.6 million or 36.4% of net sales, ahead of the prior year's third quarter of $5.7 million or 35.6% of net sales. The improvement in gross margin was primarily attributable to Conso US and resulted from price increases, process improvements and greater economies of scale.

 Distribution expenses increased $142,000 or 22.5% from 4.0% to 4.3% of net sales over the prior year's quarter primarily as the result of the overall increase in shipments and continued focus on exports. Conso US contributed $125,000 of the increase while British Trimmings' distribution expenses contributed the remaining $17,000 of the increase.

 Selling expenses increased $445,000 or 23.7% from 11.8% to 12.8% of net sales. As in prior quarters the increase was effected by additional sales personnel costs, marketing costs, and the additional costs of the international sales offices. Approximately $180,000 was spent to launch the new lines designed and introduced by Wendy Cushing. The introduction of the Wendy Cushing collections included the equipping of 21 designer showrooms, catalog mailouts, advertising, trade shows, and related expenses. Conso US's selling expenses increased $342,000 while remaining relatively flat at 12.8% of its net sales. British Trimmings' selling expenses, representing 12.9% of its net sales, increased $103,000 from the prior year's third quarter primarily from the addition of marketing and sales personnel and additional promotion costs.

 General and administrative expenses (excluding foreign currency translation gains) increased $57,000 or 5.8% but declined as a percentage of net sales from 6.2% to 5.8%. Of the increase, Conso US contributed $107,000, but its general and administrative expense decreased as a percent of sales from 5.3%
to 5.1%. The dollar increase was primarily due to the separation of the offices of Chairman and President, increased shareholder communications,
travel  and  other  expenses   related  to  domestic  and international
expansion, and with some increases in supply costs (primarily paper). British Trimmings' administrative costs, which represented 7.8% of its net sales for the third quarter of the current year, declined $50,000 due to higher initial data processing expenditures in the prior year and following the introduction of Conso systems .

 Operating income for the current three month period increased from $2.3 million to $2.5 million but declined as a percentage of net sales from 14.1% to 13.5% due to the increased distribution, selling, and general and administrative costs.

 Average interest bearing indebtedness was lower in the third quarter of the current year than in the third quarter of the prior year. The average balance was sufficently lower to decrease net interest costs by $88,000 over the prior year's quarter, despite a higher average interest rate.

 In March 1995, Conso received a private letter ruling from the South Carolina Tax Commission allowing certain jobs tax credits to be carried forward and applied against future income taxes payable to the State of South Carolina. The net effect of these state tax credits of $913,000 was applied against the prior year's quarter tax provision in accordance with Statement of Financial Accounting Standards 109.

 The Company's quarterly tax provision and, consequently, net income continued to be favorably impacted ($116,000) by anticipated South Carolina Jobs Tax Credits relating to job increases at the Union, SC plants.

 Net income for the quarter was $1.6 million, a decline of $649,000 or 39.8% from the prior year's net income of $2.2 million due to the one-time net jobs tax credits of $913,000 that was recorded in the prior year's quarter.

 Excluding the prior year's one-time net jobs tax credits net income for the quarter was up $264,000 from $1.4 million in the prior year's quarter to $1.6 million a 19.3% increase, bringing earnings per share to 33 cents from the prior year's 28 cents from regular operations. These earnings per share amounts reflect the 3-for-2 stock split effected in the form of a 50% share dividend paid on October 6, 1995.

 Conso US's net income increased $417,000 (excluding the one-time net jobs tax credits), while British Trimming's net income decreased $153,000 over the prior year's quarter (after adjustments for intercompany transactions, foreign currency translation and purchase accounting).

  NINE MONTHS ENDED MARCH 30, 1996, COMPARED TO NINE MONTHS ENDED APRIL 1, 1995

 Net sales for the nine month period ended March 30, 1996, grew to $52.5 million, a $8.4 million or 19% increase over the prior year's period. Sales by Conso US were up 29.7% to $37.6 million reflecting the strong U.S. economy and the results of prior marketing and merchandising efforts. Sales by British Trimmings continued to be relatively flat reflecting the slow housing industry and weak consumer spending in the United Kingdom.

 Sales by customer type increased as follows:

Manufacturers                     $22,911,000   up    31.6%
Distributors                       20,642,000   up    11.5%
Retailers                           8,968,000   up     9.3%
- -------------------------------------------------------------
Total                             $52,521,000   up    19.0%
- -------------------------------------------------------------


 Sales outside the U.S. and U.K. (the Company's major sales regions) increased to $4.8 million, a 25.8% increase over the comparable prior year period. Sales outside the U.S. and U.K. by geographic region were as follows:


Canada, Latin America             $ 2,124,000    up    31.9%
Continental Europe,  Middle East    1,759,000    up    30.5%
Pacific Rim                           923,000    up     7.0%
- --------------------------------------------------------------
Total                             $ 4,806,000    up    25.8%
- --------------------------------------------------------------


 The gross margin improved from $15.2 million or 34.3% of net sales to $18.9 million or 35.9% of net sales with margins at Conso US (after intercompany eliminations and purchase price adjustments) improving from 35.6% to 38.2% and decreasing from 31.8% to 30.1% at British Trimmings. At Conso US, the improvements in gross margin were due in part to price increases, process improvements and greater economies of scale due to increased production relating to increased sales. At British Trimmings, improvements in gross margin, primarily from price increases and product mix, were offset by reductions in production volume due to flat customer orders and completion of the build up of stock inventory earlier in the 1995 calendar year.

 Distribution expenses increased $485,000 or 28% from 3.9% to 4.2% of net sales primarily as the result of the overall increase in shipments and the continuing focus on export sales. Conso US contributed $351,000 of the increase while British Trimmings contributed the remaining $134,000.

 Selling expenses increased $1,047,000 or 20.9% from 11.4% to 11.6% of net sales. The increase resulted from additional sales personnel costs, marketing costs and the additional costs of the international sales offices and costs related to the introduction of the new Wendy Cushing Trimmings' lines.

 General and administrative expenses (excluding foreign currency translation gains and losses) increased $681,000 or 24.3% from 6.4% to 6.6% of net sales. Of the increase, Conso US contributed $657,000 through increases in its general and administrative expenses from 5.7% to 6.1% of its net sales. As in prior quarters, the increase was due to the separation of the offices of Chairman and President, increased shareholder communications, travel and other expenses related to domestic and international expansion, and some increase in supply costs (especially paper). British Trimmings contributed the remaining $24,000 of the increase in general and administrative expenses which represented 8% of its net sales for the nine months of the current year.

 Operating income for the current nine month period increased 23.4% from $5.7 million to $7.1 million or 13.5% of net sales, even though distribution, selling, and general and administrative costs increased.

 Interest expense of $620,000 was relatively flat for the nine month period compared to the same period of the prior year and declined as a percent of sales from 1.4% to 1.2%.

 In March 1995, Conso received a private letter ruling from the South Carolina Tax Commission allowing certain jobs tax credits to be carried forward and applied against future income taxes payable to the State of South Carolina. The net effect of these state tax credits of $913,000 was applied against the prior year's nine month period tax provision in accordance with Statement of Financial Accounting Standards 109.

 The Company's tax provision for the nine month period continued to be favorably impacted ($283,000) by anticipated South Carolina Jobs Tax Credits relating to job increases at the Union, S.C. plants.

 Net income for the nine month period was $4.6 million, an increase of $241,000 or 5.6% over the net income of the prior year's nine month period of $4.3 million which included the one-time net jobs tax credits bringing earnings per share to 92 cents from the prior year's 87 cents per share. These earnings per share amounts reflect the 3-for-2 stock split effected in the form of a 50% share dividend paid on October 6, 1995. The Company achieved the small increase in net income in spite of the one-time net jobs tax credit of $913,000 that was granted in the prior year's period.

 Net income for the nine months increased $1.2 million over the prior year's nine month period (before the one-time net jobs tax credits) to $4.6 million a 33.8% increase bringing earnings per share to 92 cents from the prior year's 69 cents per share.


 Conso US's net income increased $1.4 million over the prior year's nine month period net income (excluding the one-time net jobs tax credits) while British Trimming's net income decreased by $215,000 from the prior year's nine month period (after adjustments for intercompany transactions, foreign currency translation and purchase accounting).

LIQUIDITY AND CAPITAL RESOURCES

 The Company has historically financed its operations and capital requirements through both internally generated funds and bank borrowings. Other than the acquisition of British Trimmings, capital requirements in recent years have arisen principally from the expansion of product lines and production capacity and increased working capital needs to support higher sales volume. Working capital increased to $17.1 million at March 30, 1996, from $14.5 million at July 1, 1995, and from $11.9 million at July 2, 1994. Since the acquisition of British Trimmings, the Company has significantly increased inventories at British Trimmings to reduce backorders and improve deliveries, and at both
British Trimmings and Conso US to support the cross-merchandising of their products and the introduction of new product lines. Most of such increases occurred in fiscal 1995, and the Company expects the rate of growth in inventories relative to sales growth to decline in fiscal 1996.

 Capital expenditures for fiscal 1995, were approximately $2.7 million, primarily for manufacturing equipment at both Conso US and British Trimmings and data processing improvements at British Trimmings. The Company has budgeted approximately $1.6 million for capital expenditures for fiscal 1996, (other than capital expenditures for building expansions or possible acquisitions of other businesses), of which approximately $1.3 million had been spent through the third quarter of fiscal 1996. In December 1995, the Company also spent approximately $796,000 to acquire a 20,000 square foot facility for its London showroom and wholesale operations, and is offering for sale the 9,500 square foot London facility previously used for that purpose. The Company is presently considering the feasibility of expanding its dyehouse and distribution facilities at its main plant in Union, South Carolina. The Company will consider additional capital expenditures for building expansions or business acquisitions as opportunities arise.

 At March 30, 1996, the Company had outstanding long-term indebtedness, consisting of term loans and capital lease obligations, of approximately $2.8 million including the current portion of long-term debt of approximately $500,000. The Company also has a $10 million revolving line of credit with a bank, of which approximately $5.9 million was outstanding at March 30, 1996, and under which $4.1 million was available for additional borrowings, subject to continued compliance with borrowing base requirements. Such revolving line of credit permits advances under the line in British pounds sterling of up to (pound)5,000,000 providing some protection against currency fluctuations. British Trimmings also has an overdraft borrowing facility with its bank (similar to a revolving line of credit) for up to (pound)500,000 ($764,000 based upon the exchange rate at March 30, 1996), of which approximately (pound)130,000 ($199,000) was outstanding at March 30, 1996, and approximately (pound)370,000 ($565,000) was available for additional borrowings, subject to continued compliance with borrowing base requirements.

 The Company's borrowings are secured by Conso US's real property, inventory and accounts receivable and certain of British Trimmings' properties. Since the Company retired a $1.6 million equipment loan in 1994, Conso US's equipment, in addition to certain of British Trimmings' assets, are available as collateral for additional borrowings.

 The Company believes that cash generated by operations and available borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future, but excluding possible building expansions and acquisitions of other businesses. Based on the Company's financial position, the Company believes that it will be able to obtain any additional financing necessary to fund its planned long-term growth and expansion. Such additional financing may include long-term debt or equity; however, the Company has not yet obtained any such additional financing.

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K


(a)   Exhibit    Description

       10.45 Sixth Amendment dated as of March 1, 1996 to the Loan Agreement dated as of May 6, 1994, by and between the Company and NationsBank, N.A., a national banking association ("NationsBank") formerly known as "NationsBank of North Carolina, N.A."

       10.46 Fifth Amendment dated as of March 1, 1996 to the Security Agreement dated as of May 6, 1994 by and between the Company and NationsBank.

       10.47 Third Amendment dated as of March 1, 1996 to the Guaranty Agreement dated as of May 6, 1994 by and between the Company and NationsBank.

       10.48 Promissory Note dated as of March 1, 1996 issued by the Company in favor of NationsBank in the original principal amount of up to $10,000,000.

       10.49 Promissory Note dated as of February 29, 1996 issued by British Trimmings Limited in favor of NationsBank in the original principal amount of up to (pound)5,000,000.

       27.1 Financial Data Schedule for the quarter ended March 30, 1996 (filed in electronic format only).



(b) Reports on Form 8-K

    No  reports  on Form 8-K were filed during the quarter ended March 30, 1996.

                                   SIGNATURES


 In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CONSO PRODUCTS COMPANY


Dated:  May 10, 1996         By:
                                Name:   David B. Dechant
                                Title:  Chief Accounting Officer


Dated:  May 10, 1996         By:
                                Name:   Gilbert G. Bartell
                                Title:  Chief Financial Officer and
                                        Vice President of Finance/Treasurer

                          INDEX TO EXHIBITS

Exhibit     Description                                                 Page No.

10.45       Sixth Amendment dated as of March 1, 1996 to the Loan          19
            Agreement dated as of May 6, 1994, by and between the Company and NationsBank, N.A., a national banking association ("NationsBank") formerly known as "NationsBank of North Carolina, N.A."

10.46       Fifth Amendment dated as of March 1, 1996 to the Security      22
            Agreement dated as of May 6, 1994 by and between the Company and NationsBank.

10.47       Third Amendment dated as of March 1, 1996 to the Guaranty      25
            Agreement dated as of May 6, 1994 by and between the Company and NationsBank.

10.48       Promissory Note dated as of March 1, 1996 issued by the        28
            Company in favor of NationsBank in the original principal amount of up to $10,000,000.

10.49       Promissory Note dated as of February 29, 1996 issued by        35
            British Trimmings Limited in favor of NationsBank in the original principal amount of up to (pound)5,000,000.