Form 10-K
period 1996-06-29
CONSO PRODUCTS CO
filed 1996-09-26
CIK 914448

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended June 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from_________ to _________

                        Commission file number:  0-22942

                             CONSO PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

                   SOUTH CAROLINA                                               57-986680
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)
     513 North Duncan Bypass, P.O. Box 326, Union, SC                              29379
        (Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number, including area code     (864) 427-9004

                Securities registered pursuant to Section 12(b) of the
Act:
                                  None.

                Securities registered pursuant to Section 12(g) of the
Act:

                            No Par Value Common Stock
                 --------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of shares of the Registrant's no par value Common Stock, its only outstanding class of voting stock, held by non-affiliates of the registrant as of August 15, 1996, was $46,936,967.

The number of shares outstanding of the Registrant's no par value Common Stock, its only outstanding class of common equity, as of August 15, 1996, was 4,987,793.


                       DOCUMENTS INCORPORATED BY REFERENCE

          Incorporated Document                   Parts into which Incorporated
         -----------------------                 ------------------------------


Proxy Statement for Annual Meeting of                        Part III
Shareholders to be held October 15, 1996






                                     PART I

Item 1. Business

General

         Conso Products Company (together with its subsidiaries, the "Company") is the world's largest manufacturer of decorative trimmings for the home furnishings industry. The Company produces and sells a full range of knitted and woven fringes, decorative cords, tasselled and other decorative accessories, jacquard and other woven braids, and apparel trims, as well as workroom tapes and supplies. The Company also distributes brassware and other home furnishings accessories and, through its British subsidiaries, conducts a mail order catalog and wholesale haberdashery business and distributes apparel trimmings and accessories to the retail trade. The Company's products are marketed worldwide to manufacturers, distributors and retailers, and its manufacturing facilities are located in the United States, the United Kingdom, and Mexico.

         The Company's US business, which can be traced back to 1867, was acquired from Springs Industries, Inc. in 1986 when the company was organized by a group of investors that included J. Cary Findlay, who became its Chief Executive Officer and, subsequently, its sole shareholder. In December 1993, the Company made its initial public offering of its Common Stock and, using a portion of the proceeds of the offering, acquired British Trimmings (Holdings) Limited, a privately held English company which is now known as "British Trimmings Limited" and is one of the leading producers of decorative trimmings in the United Kingdom. In connection with the offering, Conso Products Company changed its jurisidiction of incorporation from Delaware to South Carolina. Unless the context otherwise requires, all references in this report to "Conso" or "Conso US" are to Conso Products Company, its Delaware predecessor, and its majority-owned Mexican subsidiary, and all references to "British Trimmings" are to British Trimmings Limited, its corporate predecessors and subsidiaries, and all references to the "Company" include both Conso and British Trimmings.

        Also in December 1993, the Company changed its fiscal year from the calendar year to the annual period ending on the Saturday nearest June 30 of each year. The fiscal year ended June 29, 1996 (consisting of 52 weeks) is referred to herein as the "1996 fiscal year" or "fiscal 1996," the fiscal year ended July 1, 1995 (consisting of 52 weeks) is referred to herein as the "1995 fiscal year" or "fiscal year 1995," the fiscal year ended July 2, 1994 (consisting of 52 weeks) is referred to herein as the "1994 fiscal year" or "fiscal 1994" and the 53-week period ended July 3, 1993 is referred to herein as the "year ended 1993". As a result of such change, the Company was required to file a Transition Report on Form 10-KSB for the transition period from January 1, 1993 through July 3, 1993, including audited financial statements for the transition period.

         Since its initial public offering and the British Trimmings acquisition, the Company has devoted substantial management time and attention to the integration of the Conso US and British Trimmings operations. Particular emphasis was placed on the transfer of Conso US's data processing technology, as well as production, marketing and customer service systems, to British Trimmings. A major goal in this process has been to increase the levels of stock inventory and reduce backorders at British Trimmings so that most customer orders for stock products can be shipped within three days.

         The Company also has made three smaller acquisitions since acquiring British Trimmings. In May 1994, it acquired the assets of Conso Graber Canada Inc., a Canadian producer and distributor of decorative trimmings whose business had once been under common ownership with Conso's. The assets were acquired at a total cost of approximately $300,000 and consisted primarily of additional equipment which is being used at the Company's existing locations. In June 1994, the Company acquired Wendy A. Cushing Limited and Wendy
Cushing Trimmings Limited, both English companies, for approximately $112,000. Wendy A. Cushing, a leading designer of old world decorative trimmings, will serve Conso US's and British Trimmings' upper-end customers internationally. These companies maintain a design studio in London and a showroom in Chelsea Harbour. In March 1996, Conso acquired all of the assets of The Claesson
Company in consideration of the assumption of approximately $310,000 in liabilities. In connection with the acquisition, Margareta Claesson has joined Conso as Manager of the Decorative Accessories products Division.

         The Company's global growth strategy for the future includes:

o Additional business acquisitions as attractive opportunities are identified;

o Continual introduction of new decorative trimmings products and the cross-merchandising of existing products between Conso US and British Trimmings;

o Continued expansion of the Company's customer base, including increased sales to furniture manufacturers, mass merchandisers and high-end designers;

o    Expansion into new decorative accessory products; and

o Expanded international production and distribution operations, as well as increased export sales.

British Trimmings Acquisition

         The Company's acquisition of British Trimmings was completed in December 1993, contemporaneously with the Company's initial public offering. Conso acquired all of the outstanding share capital of British Trimmings in consideration of (pound)2,224,480 (approximately $3.3 million) and the issuance of 173,850 shares of the Company's Common Stock to two executive shareholders of British Trimmings. The transaction was accounted for as a purchase, and the aggregate purchase price for British Trimmings' assets, including the effective assumption of British Trimmings' liabilities of approximately $6.3 million and costs and expenses of the transaction, was approximately $11.2 million.

Initial Public Offering

         In December 1993 and January 1994, the Company issued and sold shares of common stock in its initial public offering for net proceeds (after underwriting discounts and offering expenses) of approximately $14.8 million. Approximately $3.3 million of the net proceeds were applied to pay the cash portion of the purchase price for British Trimmings. The remaining net proceeds were used to pay a portion of the purchase price for a dyehouse and manufacturing facility at Leek, England that British Trimmings had been leasing (approximately $875,000), to repay approximately $6.4 million of outstanding debt of Conso and British Trimmings, and to fund the distribution of approximately $4.2 million of previously taxed earnings of Conso to its sole shareholder as an S Corporation distribution. In connection with the offering, Conso terminated its S Corporation status, and the Company is now taxed as a C Corporation for US income tax purposes.

Industry

         The decorative trimmings industry constitutes a small portion of the home furnishings industry. The Company's management is not aware of any definitive published data on the size of the decorative trimmings industry. Both Conso US and British Trimmings have many competitors for various parts of their businesses; however, many of these competitors are small and most do not offer the same breadth or depth of collections or ranges.

         Demand for Conso US's and British Trimmings' products varies as fashion trends in home furnishings and the relative cost of various products changes. Total demand also is affected by population growth and demographics, consumer spending and confidence in the economy, levels of disposable income, geographic mobility of consumers, housing starts and residential housing sales. The Company believes that it has been able to increase the demand for decorative trimmings, and therefore expand the market, through aggresive merchandising support of resellers and education of end-users as to applications for its products.

Products

         The decorative trimmings produced and sold by both Conso US and British Trimmings include various fringes, cords and tasselled accessories that are used on the edges of chairs, sofas, decorative pillows, draperies and other home furnishings. Fringes may include a brush fringe or ruche around the edge of a pillow or a heavy bullion fringe around the base of a sofa. Tassel fringe is often used to edge draperies and decorative pillows. Knitted and woven braids produced by both companies are used to border or frame pillows, curtains and upholstered pieces. Cord without a lip or flange may be used to border a mirror or a room and can be used to hang pictures and mirrors.

         British Trimmings also sells apparel trimmings and distributes apparel trimmings and accessories to the retail trade. Through subsidiaries, British Trimmings also conducts a mail order catalog and retail haberdashery. Apparel fashions produced and distributed by British Trimmings include sequin and glitter trimmings, gimp trims and froggings. Some of the braids and other stock products that are produced by both Conso US and British Trimmings are also used in apparels. Conso US also produces and sells workroom tapes and cords, and distributes other sewing and workroom supplies purchased from others. Conso US and British Trimmings import and distribute brass accessories for window furnishings and other decorative accessories for the home.

         The following table sets forth for the periods indicated certain information relating to sales of the Company's product lines:



                                                 Fiscal years ended
- ------------------------------------------------------------------------------
                               June 29, 1996   July 1, 1995*   July 2, 1994
- -------------------------------------------------------------------------------
                                         (Dollars in thousands)
Stock Collections:
    Conso US                  $18,684    26.4% $15,584   26.1% $12,645  30.5%
    British Trimmings           8,975    12.7    6,843   11.5    2,657   6.4
    Wendy Cushing Trimmings       562     0.8      474    0.8      -      -

Other Stock Trims:
    Conso US                   14,125    20.0   10,129   17.0    8,346  20.1
    British Trimmings           1,149     1.6    1,961    3.3      940   2.2
Apparel Fashions                2,361     3.3    2,870    4.8    1,280   3.1
Manufacturing Specials         17,372    24.7   13,521   22.7    9,566  23.0
Wendy Cushing Trimmings
Specials                          740     1.0      556    0.9      -      -
Decorative Accessories            726     1.0      512    0.9      235   0.6
Workroom supplies               4,519     6.4    4,673    7.8    4,918  11.8
Other miscellaneous products    1,501     2.1    2,498    4.2      972   2.3
                              ______________________________________________
Total                         $70,714   100.0% $59,621  100.0% $41,559 100.0%
                              ______________________________________________

* Certain 1995 amounts have been reclassified as a result of improved management information.


Product Design and Development

         Because the demand for decorative trimmings is based upon their fashion appeal to home furnishings manufacturers, interior designers and ultimately consumers, the success of the Company's business is dependent upon its ability to design and develop a broad range of attractive products in a wide array of colors and color combinations (known as "colorways"). Conso US's current stock product lines of decorative trimmings include numerous items in various yarns, stylings and colorways comprising over 12,000 stock keeping units ("SKUs"), and British Trimmings currently stocks at its non-wholesale operations products comprising over 3,500 SKUs. Both Conso US and British Trimmings develop and market lines of complementary products in various stylings and colorways as "collections" or "ranges." Both businesses also manufacture custom trimmings as specified by their customers.

         Since 1987, Conso's management has developed products in response to national market research and customer demand. The first line was the "Empress Collection," introduced in 1987 for the medium price range market. Wesley Mancini, a prominent designer of home furnishings fabrics, was engaged to color the first 13 colorways in the line and develop additional lines. Conso US has also introduced 12 additional collections of decorative trimmings in different yarns and colorways for various markets and price points, including the "Imperial Collection" designed by Mr. Mancini and introduced in 1989 for the higher price range market. The "Princess Collection", developed in 1989, and the "Louis XVII Collection", introduced in 1993 and designed by Louis Nichole, another well-known home furnishings designer, are marketed in the lower to medium price range for major retailers.

         British Trimmings has offered its "Tudor Range" since 1990 and introduced its "Elizabethan Range" in 1993, both of which are aimed at the medium price range market. The Tudor Range was expanded with additional colorways in 1992 and 1994. The Elizabethan Range, based on historical trimmings as would be found in a 15th century English mansion, emphasizes Britain's heritage in marketing British trimmings in home furnishings worldwide. In 1996, British Trimmings introduced its "Bloomsbury Range", aimed at the upper end market.

Marketing and Sales

         Conso US's marketing program is directed by its four-person marketing department, assisted by its three-person graphic design team and a eight-person sample department. The marketing department is responsible for trade shows, advertising, sample binders and cards, displays, videos, catalogs, brochures and other selling aids as well as the development of new stock products.

         To market its collections of decorative trimmings, Conso US has created special sample binders for most collections. The binders allow the easy removal and use of sample cards, as well as the insertion of cards for new colorways and stylings added to the collections in later years. Conso US also distributes a color wholesale catalog produced annually by its graphic design team, as well as other brochures, sample cards and selling aids, and advertises its products in major trade publications.

         Since the acquisition of British Trimmings, the Company has established a three-person marketing department at British Trimmings. British Trimmings also uses sample books and cards as its primary selling aids, as well as brochures and other materials produced by its in-house printing operation at its Leek, England facility. British Trimmings' first wholesale color catalog was introduced in January 1995 and is being produced annually.

         Conso US displays its products at showrooms located at its New York sales office and at the Furniture Mart in Hickory, North Carolina and its Miami international sales office. British Trimmings maintains showrooms at its three manufacturing facilities and Wendy Cushing Trimmings has a showroom at Chelsea Harbour in London. In 1996, the Company has displayed (or is scheduled to display) the products of both Conso US and British Trimmings at a total of five trade shows in the United States, four in Europe, and one in Hong Kong, one in Dubai, and one in Singapore.

         Conso US's products are marketed and sold through a sales force of 19 persons located in various major cities in the United States and five foreign independent sales representatives: one in Canada, one in Puerto Rico, and three in the Pacific Rim. British Trimmings has eight sales personnel operating mainly out of its Stockport, England offices and 19 independent sales representatives, of whom 14 are located in Europe and the Middle East and five in the Pacific Rim. Wendy Cushing Trimmings is serviced by a sales representative in the United Kingdom and 24 designer (agent) showrooms in the United States and Canada. The Company is consolidating its sales efforts outside the United States and England. As a result, international sales offices were established in September 1994 in Miami, Florida, for Latin America and the Caribbean and in Stockport for Continental Europe and the Middle East. A representative office was established in Bangkok, Thailand, for the Pacific Rim in August 1995, although we have closed the office as of August 1996. An international sales manager located in the Stockport Office will serve the Pacific Rim in fiscal 1997. Our plans within the next two years are to reopen an international sales office for the Pacific Rim, probably based in Singapore. Three international sales managers are now directing these offices with primary responsibility for implementing the sales and marketing programs for these geographic areas.

Order Processing and Customer Service

         Most of Conso US's orders are received directly from customers by Conso US's customer service representatives in its offices in Union, South Carolina. More than half of the customer orders are received by facsimile transmission and the balance by telephone. The customer service operation includes eight representatives for domestic stock orders, two representatives who process all international orders and two representatives who handle custom orders.

         Because most of Conso US's customer orders are for stock items (approximately 75% of sales during fiscal 1996) and because prompt response to customer orders is critical to customer satisfaction, Conso US emphasizes customer service and prompt fulfillment of orders. To that end, Conso US maintains a large inventory of stock items in a wide range of colors and color combinations, and has implemented computerized order entry, production, inventory management and shipping systems, including a computerized factory order materials requisition program with pre-established minimum and maximum formulas for levels of inventories based on sales history and forecasts for each SKU. These systems have enabled Conso US to better anticipate future demand by customers for each of its SKU's and to minimize backorders.

         Most of British Trimmings' customer orders are processed at its Stockport offices. Approximately 63% are orders of stock items and the remainder are custom orders. During fiscal 1995, the Company implemented Conso US's inventory management systems at British Trimmings and expanded British Trimmings' inventory of stock items. These measures were taken to improve British Trimmings' customer service and responsiveness to customer orders. British Trimmings' backorders of stock goods have been reduced from approximately 15% of total open customer orders at the end of Fiscal 1994 to approximately 1.6% at June 29, 1996.


Customers

         The Company's products are marketed worldwide to manufacturers, distributors and retailers, including manufacturers of upholstered furniture, draperies, bedding, decorative pillows and other home furnishings; trim, fabric and workroom supply distributors; and major retailers, retail fabric store chains and interior designers. The following table sets forth for the periods indicated certain information relating to sales of products to the Company's three major categories of customers, including sales by British Trimmings since its acquisition.

                                                                   Fiscal Years Ended
- ---------------------------------------------------------------------------------------------------
                                                June 29, 1996      July 1, 1995      July 2, 1994

- ---------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Manufacturers                                 $30,476    43.1%  $25,351    42.5%  $16,416   39.5%
Distributors                                   28,199    39.9    24,630    41.3    18,535   44.6
Retailers                                      12,039    17.0     9,640    16.2     6,608   15.9
- ----------------------------------------------------------------------------------------------------
Total                                         $70,714   100.0% $59,621    100.0% $41,559   100.0%
- ----------------------------------------------------------------------------------------------------

         Approximately 93% of Conso US's sales for fiscal 1996 were to US customers; the remainder were export sales, primarily to customers in Canada and Central and South America. Approximately 82% of British Trimmings' sales for fiscal 1996 were to customers in the United Kingdom, with the remainder being export sales primarily to customers in other European countries.

        The following table set forth for the periods indicated the Company's sales outside the United States and the United Kingdom and as a percentage of total Company sales, by the geographic region:


                                                                   Fiscal Years Ended
- ----------------------------------------------------------------------------------------------------
                                                June 29, 1996      July 1, 1995      July 2, 1994

- ----------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Canada and Latin America                         $ 3,020    4.3%   $2,251   3.8%   $1,721   4.1%
Continental Europe and
  Middle East                                      2,324    3.3     1,816   3.0       661   1.6
Pacific Rim                                        1,250    1.8     1,176   2.0       654   1.6
- ---------------------------------------------------------------------------------------------------
Total                                            $ 6,594    9.4%   $5,243   8.8%   $3,036   7.3%
- ---------------------------------------------------------------------------------------------------

        At June 29, 1996, the Company had approximately 4,900 customer accounts with open balances. In fiscal 1996, the Company's largest customer accounted for less than 6% of total sales, and no other single customer accounted for more than 3% of total sales. Open customer orders believed to be firm of the Company's products at June 29, 1996 was $2.4 million as compared to $3.9 million at July 1, 1995. The Company expects that substantially all of the open orders at June 29, 1996 will be recognized as revenue within the first quarter.

Manufacturing and Raw Materials

         Conso US and British Trimmings purchase undyed yarns, some dyed yarns and other supplies, and manufacture their trimmings products through various processes. Because of the variety of products they manufacture, Conso US and British Trimmings employ a wide range of machinery and equipment in their operations. Each business uses the generally available techniques for weaving, knitting and braiding yarns, as well as processes for making tassel fringe, ball and knotted fringes, laminated trims, cords and stud tapes. Much of the machinery is developed and often constructed in their own engineering departments. Conso US and British Trimmings have developed their own adaptations of machinery for specific products or types of products to provide greater speed, flexibility or novelty in production. Both Conso US and British Trimmings employ their own staffs to continually evaluate alternative raw materials and processes, the use of new textile technology and in-house machinery improvement.

         Both Conso US and British Trimmings have their own dyehouse facilities, with space available to add additional dyeing equipment as necessary. This enables both businesses to dye their own yarns quickly and assure better consistency of color. In addition, commission dyehouses are available to both businesses when demand exceeds in-house capacity. Conso US is currently fully utilizing its dyehouse facility and contracting with independent dyers.

         In the US, Conso is planning the construction of a new 17,000 square foot dyehouse facility with an estimated cost of $2.3 million and a new 86,000 square foot distribution center with an estimated cost of $3.7 million. Both of these facilities will be located adjacent to our exisiting main plant in Union, SC and are scheduled to be completed during the calendar year 1997.

         Certain of the Company's products require handwork assembly. Most of the handwork is done at Conso US's facility in Juarez, Mexico, and on a piece work basis by home workers directed from the Stockport and London facilities of British Trimmings.

         The various departments in each of Conso US's and British Trimmings' manufacturing plants operate one to three shifts per day, five or six days per week, depending upon market conditions and customer orders.

         The raw materials used by Conso US in its manufacturing operations include spun rayon, spun and filament polyester, cotton and acetate yarns. The primary yarns used by British Trimmings are spun rayon and filament viscose rayon. These yarns are commodities generally available as needed from various suppliers located throughout the world. The Company expects that yarn supplies will continue to be available as needed for the Company's operations. Changes in the price of cotton, wood pulp and petrochemicals, the base materials for most of the Company's yarns, however, could cause significant changes in the Company's raw material costs, and there can be no assurance that there will not be any changes in the availability, price or quality of any raw materials.

Competition

         While the business of manufacturing decorative trimmings for the home furnishings industry is competitive, and includes many relatively small producers with limited product lines or products designed for the lower end of the market, there are a few US domestic or foreign manufacturers of substantial size. The Company is the largest manufacturer of decorative trimmings for the home furnishings industry in the world and is aware of no more than four other major producers with which it competes for customers worldwide. There are, however, a number of large manufacturers of textiles, home furnishings and other products with resources substantially greater than those of the Company who have the ability to enter the decorative trimmings business by either establishing their own operations or acquiring and combining other existing operations. Management is aware of no current plans by any such manufacturer to enter the decorative trimmings business.

         The Company competes on the basis of styling, color, delivery, price and customer service. The Company believes that its ability to promptly fill customer orders, due to its large inventory, its production and inventory management systems, its customer service and sales staff and its control over availability of yarn colors, gives it a competitive advantage and is valued by its customers.

         Although the Company's current operations are not significantly affected by competition from foreign manufacturers, the North American Free Trade Agreement ("NAFTA"), which was implemented during 1994, and the most recent changes in the General Agreement on Trade and Tariffs ("GATT"), which were implemented during 1995, could increase US competition for sales of Conso US's products. While the Company believes that the elimination of international trade barriers under both GATT and NAFTA will be beneficial to it as it implements its strategy of expanding its worldwide operations, there can be no assurance that increased US competition from foreign manufacturers as a result of NAFTA or GATT would not have a material adverse effect on its business.

Employees

         As of June 29, 1996, Conso had 724 full-time employees, of whom 605 are hourly employees and 119 are salaried employees. In addition, 282 contract workers at Conso US's assembly plant in Juarez, Mexico work under the supervision of a Conso US manager in a "Maquiladora" operation, which provides for contract labor in accordance with certain Mexican regulations. None of Conso US's employees are represented by a union. Conso US's management considers its relationship with its personnel to be good. While Conso US has historically had a high turnover rate among its hourly employees during the first three months of employment, Conso US has been able to attract and retain qualified personnel.

         As of June 29, 1996, British Trimmings had 423 full-time employees, of whom 287 are hourly employees and 136 are salaried employees. Approximately 30% of the employees of British Trimmings are represented by the Union of Textile Workers (the "Union"). British Trimmings and the Union agreed in 1995 to the annual renewal of their contract for the year ending December 31, 1996, with an increase of 3.6% in the basic wage rate. Although any strike or other disruption of operations by members of the Union could have a material adverse effect on the Company, the Union has represented the production workers of British Trimmings for at least 27 years, during which time there has never been a strike or work stoppage.

         The Company has discontinued its defined benefit plan at British Trimmings and replaced it with an alternative "defined contribution" type plan.

         As a result of a 1990 court decision affecting pension plans in the United Kingdom, it is expected that pensionable retirement ages for men and women under old pension plans, including British Trimmings', which provide different retirement ages for men and women, will be required to be equalized. During 1995, British Trimmings had a new actuarial analysis performed on their defined benefit plan, including the impact of the equalization of retirement age, and it was determined that the effect of the court decision did not have a material impact on British Trimmings' financial statements.

        The largest portion of plan obligations totaling $1.8 million, were discharged through the purchase of annunities in July 1996. The remaining assets of the plan ($260,000 at July 1996) are being used for remaining costs of terminating the existing plan. On this basis, the unrecognized net assets are not available for or recorded as prepaid pension costs.

        The Company provided a new defined contribution plan for its employees in the US beginning in fiscal 1996. Under both the Conso US and British Trimmings defined contribution type plans the Company matches employee contributions up to 3% of the participating employee's base pay.

Governmental Regulation

         The business and operations of the Company are subject to governmental regulation, including employee health and safety laws and regulations; laws and regulations governing employment practices, wages and hours, and employee benefits; and environmental laws and regulations. The Company believes that it is in compliance in all material respects with applicable laws and regulations (including those regulating the discharge of materials into the environment or otherwise relating to the protection of the environment), and that such compliance has not materially affected its business or required major capital expenditures. Future changes in laws and regulations, or any determination that the company is not in compliance with applicable laws and regulations, could have a material adverse effect on the Company.

Trademarks

         Conso has registered the trademark CONSO(R) for its products, and British Trimmings has registered the trademarks SPECTRUM(R) for lace, braids and woven labels and POLYUROCOL(R) for certain yarns and threads in the United Kingdom.

Item 2. Properties

         The following table sets forth the location, utilization and approximate size in square feet of floor space of the principal facilities of Conso and British Trimmings, and whether they are owned or leased by the respective companies.

                                                                                   Owned or     Square
Location                Utilization                                                Leased       Feet
Conso:
    Union, SC           Offices, production and dyehouse facility                  Owned           220,000
        (Main Plant)

    Union, SC           Warehousing and yarn processing                            Owned           101,000
        (Annex Plant)
    Union, SC           Sample card assembly                                       Leased (1)        4,000
    New York, NY        Showroom and sales office                                  Leased (2)        2,780
    Hickory, NC         Showroom and sales office                                  Leased (3)          514
    Miami, FL           Showroom and sales office                                  Leased (4)          980
    Juarez, Mexico      Assembly plant                                             Leased (5)       41,680
British Trimmings:

    Stockport           Offices and production facilities (six buildings at one    Owned           185,000
                        location)
    Leek, England       Warehousing, dyehouse and production facility              Owned            43,000
    Leek, England       Printing operation                                         Leased (6)        2,000
    London, England     Assembly operation                                         Owned  (7)       20,000
    London, England     Showroom and wholesale operation                           Leased (8)        2,400
    London, England     Chelsea Harbour showroom                                   Leased (9)          384
    London, England     Chelsea Harbour showroom                                   Leased (10)         835

- ------------------------
(1)   This facility is leased on a month-to-month basis.
(2)   This facility is leased for a term expiring April 30, 1999.
(3)   This facility is leased on a month to month basis.
(4)   This facility is leased for a term expiring August 31, 1997.
(5)   This facility is leased for a term expiring December 31, 1999.
(6)   This facility is leased for a term expiring June 18, 1997.
(7) Prior to February 1996, the assembly operation was located in a 9,500 square foot facility in London which is owned by the Company and is being offered for sale.
(8) This facility is subleased with portions of such sublease expiring at December 24, 1999 and November 27, 2011, respectively.
(9)   This facility is leased for a term expiring November 16, 1997.
(10)  This facility is leased for a term expiring December 24, 2001.

         Substantially all of the Company's manufacturing facilities in Union and Stockport are subject to liens securing its bank indebtedness. The principal manufacturing facilities of both Conso US and British Trimmings are of brick construction, are sprinklered and are generally in satisfactory operating condition and repair. Conso US's main plant and annex plant in Union were constructed at various times from 1959 to 1967 and from 1964 to 1983, respectively; British Trimmings' Stockport facilities were constructed at various times between the 1920's and 1979, its Leek dyehouse and production facilities were constructed in the 1920's and 1970's, respectively, and its new London facility was constructed in 1980. The Company believes that the facilities of both companies are suitable for their present use. The Company is investigating the possibilty of acquiring or building additional facilities in the future in anticipation of further growth including the possible expansion of the Company into the Pacific Rim. In the US, Conso is planning the construction of a new 17,000 square foot dyehouse facility with an estimated cost of $2.3 million and a new 86,000 square foot distribution center with an estimated cost of $3.7 million. Both of these facilities will be located adjacent to our exisiting main plant in Union, SC and are scheduled to be completed during the calendar year 1997. These expansions will free up approximately 65,000 square feet for much needed additional office and production space. The Company will consider additional capital expenditures for building expansions or business acquisitions as opportunities arise.


Item 3. Legal Proceedings

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.




                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters


        The Company's common stock is traded on the NASDAQ National Market System (NMS) under the symbol "CNSO". The following table presents the high and the low sales prices of the common stock reported on the NMS for each quarter during the Company's two most recent fiscal years. All prices are adjusted for the Company's 3-for-2 stock split effected by means of a 50% share dividend in October 1995.

                                 1996                              1995
                         High             Low              High             Low
 First Quarter           $11.50          $ 8.67           $ 9.67            $ 8.17
 Second Quarter           19.00           10.75             10.00             7.96
 Third Quarter            19.75           14.88             10.17             7.83
 Fourth Quarter           18.00           15.50             10.50             8.67

Approximate number of shareholders of record on August 23, 1996: 98
- -------------------------------------------------------------------------------

        The Company has not paid any cash dividends, except for certain distributions in connection with the termination of its S Corporation status, since its initial public offering in December 1993. The Company currently has no plans to declare any cash dividends, and plans to retain its earnings to finance the growth of its business for the forseeable future.




Item 6. Selected Financial Data

                                                   1996 (a)        1995 (a)       1994 (a)      1993 (a)       1992 (b)
Summary of Operations (in thousands)
  Net sales                                        $ 70,714       $59,621        $41,559        $26,045       $ 23,770
  Gross Margin                                       25,432        20,736         13,215          8,246          7,580
  Operating Income                                    9,872         7,696          5,102          2,805          2,550
  Income before taxes                                 9,119         6,826          4,414          1,926          1,675
  Income taxes                                        2,676         1,287(d)       1,638            713(c)         620(e)
  Net Income                                          6,443         5,539(d)       2,776          1,213          1,055
- --------------------------------------------------------------------------------------------------------------------------
Average Common Stock Outstanding
  (in thousands)                                      4,971         4,950          4,106          3,191          3,191
- --------------------------------------------------------------------------------------------------------------------------
Per share of Common Stock (m):
  Net income                                       $   1.30       $  1.12(d)     $   .68        $   .38(c)    $    .33
  Shareholders' equity (f)                             6.19          4.87           4.48           1.25           1.08
- --------------------------------------------------------------------------------------------------------------------------
Common stock price range (g)(m):
    High                                           $  19.75       $ 10.50        $ 10.67
    Low                                                8.67          7.83           7.50
    Price at fiscal year end                          16.25          9.33           9.17
- --------------------------------------------------------------------------------------------------------------------------
Statistical Data:

  Gross Margin to net sales                            36.0%        34.8%           31.8%          31.7%         31.9%
  Operating income to net sales                        14.0%        12.9%           12.3%          10.8%         10.7%
  Net income to net sales                               9.1%         9.3%(d)         6.7%           4.7%          4.4%
  Net income to average shareholders' equity           23.6%        26.0%(d)        24.8%          31.3%         34.1%
  Operating return on assets employed (h)              21.6%        18.8%           17.6%          18.8%         18.3%
  Inventory turnover (i)                                2.3          2.2             2.5            2.4           2.4
  Accounts receivable turnover (j)                      6.5          6.3             6.0            7.0           7.0
  Net sales divided by average assets                   1.5          1.5             1.7            1.7           1.7
  Current ratio                                         2.4          1.9             1.9            1.5           1.6
  Long term debt to equity ratio                        .07           .1              .2            1.0           1.3
  Total Liabilities to equity ratio                      .5           .8              .9            3.2           3.3
  Capital expenditures (in thousands)              $  1,811(k)    $2,678         $ 1,891(k)     $ 1,408       $ 1,382
  Depreciation and amortization (in thousands)     $  1,751       $1,519         $ 1,010        $   762       $   730
  EBITDA  (in thousands) (l)                       $ 11,623       $9,215         $ 6,111        $ 3,567       $ 1,785
  Approximate number of shareholders                  1,200        1,100           1,000              1             1
  Number of employees and associates at year          1,446        1,472           1,177            654           654
   end
- --------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data (in thousands):

  Working capital                                  $ 19,461       $14,470        $11,944        $ 4,099       $ 3,916
  Property:
    Cost                                             18,966        17,242         14,637          7,309         7,075
    Accumulated Depreciation                         (6,592)       (5,799)        (4,518)        (3,556)       (3,189)
    Net                                              12,374        11,443         10,119          3,753         3,868
  Total assets                                       47,278        43,699         35,326         16,778        14,972
  Long-term debt                                      2,108         2,598          3,127          3,930         4,388
  Total Liabilities                                  16,499        19,575         16,924         12,777        11,518
  Shareholders' equity (f)                           30,778        24,124         18,402          4,001         3,454



                                                   1991             1990           1989          1988           1987
Summary of Operations (in thousands)

  Net sales                                        $20,972        $21,510        $21,982        $17,633       $15,023
  Gross Margin                                       6,690          6,849          6,607          5,035         4,283
  Operating Income                                   2,130          2,418          1,949          1,432         1,034
  Income before taxes                                1,141          1,285            792            554           512
  Income taxes                                         422(c)         475(c)         293(c)         205(c)        189(c)
  Net Income                                           719            810            499            349           323
- --------------------------------------------------------------------------------------------------------------------------
Average Common Stock Outstanding
  (in thousands)                                     2,972(e)       2,888(e)       2,818(e)       2,780(e)      2,693(e)
- --------------------------------------------------------------------------------------------------------------------------
Per share of Common Stock (m):
  Net income                                        $  .24(c)      $ .28(c)       $ .18(c)       $  .13(c)     $  .12(c)
  Shareholders' equity (f)                             .92           .75            .60             .52           .32
- --------------------------------------------------------------------------------------------------------------------------
Common stock price range (g) (m):
    High
    Low
    Price at fiscal year end
- --------------------------------------------------------------------------------------------------------------------------
Statistical Data:
  Gross Margin to net sales                           31.9%          31.8%       30.1%            28.6%          28.5%
  Operating income to net sales                       10.2%          11.2%        8.9%             8.1%           6.9%
  Net income to net sales                              3.4%           3.8%        2.3%             2.0%           2.2%
  Net income to average shareholders' equity          29.3%          41.8%       31.7%            30.2%          45.1%
  Operating return on assets employed (h)             16.3%          17.8%       15.1%            13.5%          13.5%
  Inventory turnover (i)                               2.2            2.4         2.7              2.9            3.4
  Accounts receivable turnover (j)                     7.2            7.4         8.2              8.1            8.6
  Net sales divided by average assets                  1.6            1.6         1.7              1.7            2.0
  Current ratio                                        1.9            1.7         1.4              1.5            1.0
  Long term debt to equity ratio                       1.8            2.6         3.0              3.8            3.3
  Total Liabilites to equity ratio                     3.6            5.0         6.7              7.0            9.0
  Capital expenditures (in thousands)              $   278         $  184      $  582           $  820         $  435
  Depreciation and amortization (in thousands)     $   718         $  762      $  653           $  496         $  283
  EBITDA  (in thousands) (l)                       $ 1,443         $1,539      $1,152           $1,727         $1,098
  Approximate number of shareholders                     1              2           2                4              4
  Number of employees and associates at year           500            535         650              450            375
  end
- --------------------------------------------------------------------------------------------------------------------------
Selected Balance Sheet Data (in thousands):
  Working capital                                  $ 4,336         $3,799      $2,198           $2,226            $74
  Property:
    Cost                                           $ 5,675          5,397       5,213            4,555          3,360
    Accumulated Depreciation                        (2,508)        (1,877)     (1,274)            (715)          (298)
    Net                                              3,167          3,520       3,939            3,840          3,062
  Total assets                                      12,532         13,133      13,025           11,534          8,627
  Long-term debt                                     4,983          5,578       5,090            5,489          2,470
  Total Liabilities                                  9,800         10,959      11,325           10,089          7,762
  Shareholders' equity (f)                           2,732          2,174       1,700            1,445            865
- --------------------------------------------------------------------------------------------------------------------------


(a) Fiscal years 1996, 1995, 1994, and 1993 presented on a 52 or 53 week basis with the closing on the Saturday nearest to June 30th, and include British Trimmings since it acquisition in December 1993. Data for the 53 week period ended July 3, 1993 is unaudited. See "Business--General."
(b)  1992 and prior years are on a calendar year basis.
(c) Proforma US income taxes computed at a combined federal and state tax rate of 37%. Prior to December 18, 1993, the Company was treated as an S Corportion for income tax purposes.
(d) 1995 net income includes $913,000 or 18 cents per share for a one-time carryforward of Jobs Tax Credits.
(e) Proforma average common stock outstanding for the years 1992 and prior have been adjusted for the 25,712 to 1 stock split effected December 1993 and for the number of shares which would have been necessary to distribute accumulated retained earnings at an offering price of $7.50 less insurance expenses.
(f) Shareholders' equity used in this calculation is historical. Net income used is proforma using a C Corporation tax provision. The effect on shareholders equity is not material since, prior to December 1993, distributions were made equivalent to the personal income taxes payable by the Company's shareholders.
(g)  Common stock was not publicly traded prior to December 15, 1993.
(h) Pre-tax income before interest expense divided by average of month-end total assets.
(i)  Cost of goods sold divided by average of month-end total inventories.
(j)  Net sales divided by average of month-end receivables.
(k) Excludes the purchase of British Trimmings' assets, the Leek, England building, the Conso/Graber Canada assets, and Wendy Cushing Ltd in 1994, and the purchase of the London production facility and the Claesson assets in 1996.
(l) Represents earnings before deductions for interest, income taxes, depreciation and amortization ("EBITDA"), a non-GAAP (generally accepted accounting principles) measurement. EBITDA is not intended to represent cash flow from operations as defined by GAAP, and should not be considered as an alternative to net income as an indicator of operating performance or to cash flows (determined in accordance with GAAP) as a measure of liquidity.
(m) Per share amounts and stock prices have been restated to reflect the 3-for-2 stock split in October 1995 effected in the form of a 50% share dividend.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

         The Company's fiscal year is the 52 or 53 week period ending on the Saturday nearest June 30; interim reporting periods are based on 13 week quarters. The fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, each include 52 weeks.

1996 Compared with 1995

        Net sales for the year ended June 29, 1996, grew to $70.7 million, a $11.1 million or 18.6% increase over fiscal 1995. Sales by Conso US were up 28% to $51.1 million reflecting the strong US economy and the results of prior marketing and merchandising efforts. Sales to manufacturers continued to show the best percentage improvement primarily due to the strong US economy and Conso's ability to serve large production demands on a reliable and timely delivery basis. Sales by British Trimmings continued to be relatively flat, reflecting the slow housing industry and weak consumer spending in the United Kingdom. Sales outside the US and UK
(the Company's major sales regions) increased to $6.6 million, a 25.9% increase over the prior year.

         The gross margin improved from $20.7 million or 34.8% of net sales to $25.4 million or 36% of net sales with margins (after intercompany eliminations and purchase price adjustments) improving from 36% to 38.4% at Conso US and decreasing from 32.1% to 29.6% at British Trimmings. At Conso US, the improvements in gross margin were due in part to price increases, process improvements and greater economies of scale due to increased production relating to increased sales. At British Trimmmmings, price increases and improvements in product mix and were more than offset by reductions in production volume due to flat customer orders and completion of the build up of stock inventory earlier in the 1995 calendar year.

         Distribution expenses increased $526,000. Of the increase, Conso US contributed $427,000 while British Trimmings contributed the remaining $99,000. Distribution expenses, as a percentage of net sales, increased slightly from 4.1% to 4.2% in fiscal 1996.

         Selling expenses increased $1.4 million and edged up as a percentage of net sales from 11.4% to 11.6%. The increase is due to the additional sales personnel and marketing costs, the international sales offices, and costs related to the introduction of the new Wendy Cushing Trimmings lines.

         General and adminstrative expenses increased $554,000 but declined from 6.4% to 6.2% as a percentage of net sales. Of the increase, Conso US contributed $606,000, remaining at 5.6% of net sales. The increase was due to the separation of the offices of Chairman and President, increased shareholder communications, travel, and other expenses related to domestic and international expansion, and some increase in supply cost (especially paper). British Trimmings' administrative costs which represented 7.8% of its net sales for fiscal 1996 declined $52,000 due to higher initial data processing expenditures in the prior year following the introduction of Conso's data processing systems.

         Net interest costs decreased $117,000 due to decreased borrowings in part as a result of regularly scheduled principal payments and a significant increase in operating cash flow with decreased cash requirements for inventory since the Company completed the majority of its build-up of inventory to support the cross-merchandising efforts between Conso US and British Trimmings' in the prior year.

         Net income for the fiscal year ended June 29, 1996, was $6.4 million, an increase of $904,000, or 16.3% over the prior year's $5.5 million. Excluding the one-time net tax credits carryforward of $913,000, received in March 1995, earnings increased 39%. Of the $1.8 million increase in net income (excluding the one-time net tax credits), the increase in Conso US's net income over the prior year contributed $2 million, while British Trimmings' net income declined $200,000 (after consolidating adjustments).


1995 Compared with 1994

         The Company experienced strong sales growth in fiscal 1995. Net sales were $59.6 million, an increase of $18.1 million, or 43.5% over the prior year. This increase was due to the improving US economy, price increases in early 1995, orders remaining strong as a result of prior marketing and merchandising effort, the introduction of new products including decorative brassware, expansion of existing product lines, and the addition of British Trimmings, which provided 56.5% or $10.2 million of the increase. Fiscal 1994 includes only six months of activity for British Trimmings since it was acquired in a purchase transaction on December 22, 1993, and, due to the Christmas holidays, there was no significant activity at British Trimmings from December 22 through December 31, 1993. Conso US contributed $7.9 million of the net sales increase, a 24.5% improvement over the prior year for Conso US only.

         Cost of goods sold increased 37.2% or $10.5 million resulting in an increase in gross profit of $7.5 million, a 56.9% improvement over the prior year. The overall gross margin improved from 31.8% to 34.8% of net sales with gross margins (after intercompany eliminations and purchase price adjustments) improving from 33.1% to 36.1% at Conso US and from 27.5% to 32.1% at British Trimmings. At Conso US, the improvements in the gross margin were due in part to price increases but primarily to process improvements and greater economies of scale with increased production related to increasing sales. At British Trimmings, significant improvements in the gross margin came primarily from pricing as increases in volume were steady but slow. Some sales were lost as customers pursued other vendors for certain products with low margins as British Trimmings concentrated its efforts toward higher margin products in anticipation of future sales through its new (and first) catalog. Improvements have also included benefits derived through the sharing of technology between Conso US and British Trimmings.

         Distribution expenses increased $862,000. Of the increase, Conso US contributed $182,000 while British Trimmings contributed the remaining $680,000. Distribution expenses, as a percentage of net sales, increased slightly from 3.8% to 4.1% in fiscal 1995.

         Selling expense increased $2.2 million and edged up as a percentage of net sales from 10.9% to 11.4%. Of the increase, $1,285,000 is due to the addition of British Trimmings for an additional six months in fiscal 1995 as well as additional costs related to the establishment of a formal marketing department at British Trimmings. The increase of $958,000 at Conso US, in addition to the normal recurring increases related to the increase in sales (such as sales commissions), is due to the recent focus on the international market including the establishment of the new Miami international showroom and start-up costs for expansions into the Middle East and Pacific Rim.

         General and adminstrative expenses increased $1.8 million from 4.8% to 6.4% of net sales. Of the increase, Conso US contributed $834,000, increasing from 4.5% to 5.7% of net sales primarily due to additional operational and reporting requirements of a public company. British Trimmings, with historically higher adminstrative costs, accounted for the additional $1.0 million of the increase over the prior year with its total general and adminstrative costs coming in at 8.0% of its net sales.

         Net interest expense increased $182,000 due to increased borrowings in part to fund additional increases in accounts receivable and inventory to support increasing sales and the addition of products, and to finance capital expenditures.

         Net income for fiscal 1995 was $5.5 million including both the one-time carryforward and current net tax credits at Conso US of $1.2 million (see "Jobs Tax Credits" below), an increase of $2.7 million, or 99.5%, over the prior year's $2.8 million (pro forma for C Corporation taxes). Excluding the one-time net tax credits carryforward of $913,000, earnings increased 66.7% to $4.6 million. Of the $1.8 million increase in net income from the pro forma fiscal 1994 amount (excluding the one-time net tax credits carryforward), the increase in Conso US's net income over the prior year (after consolidating adjustments) contributed $1.5 million, while the inclusion of tweleve months of net income for British Trimmings compared to the inclusion of six months of net income in the prior year contributed the remaining $303,000 (after consolidating adjustments).


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically financed its operations and capital requirements through both internally generated funds and bank borrowings. Other than the acquisition of British Trimmings, capital requirements in recent years have arisen principally from expansion of product lines and production capacity and increased working capital needs to support higher sales volume. Working capital increased to $19.5 million at June 29, 1996, from $14.8 million at July 1, 1995, and from $11.9 million at July 2, 1994. Since the acquisition of British Trimmings, the Company has significantly increased inventories at British Trimmings to reduce backorders and improve deliveries, and at both British Trimmings and Conso US to support the cross-merchandising of their products and the introduction of new product lines. Most of such increases occurred in fiscal
1995. The rate of growth in inventories relative to sales growth declined in fiscal 1996.

         Capital expenditures for fiscal 1996 were approximately $1.8 million, primarily for manufacturing equipment at both Conso US and British Trimmings and data processing improvements at British Trimmings. In December 1995, the Company also spent approximately $791,000 to acquire a 20,000 square foot facility for its London showroom and wholesale operations, and is offering for sale the 9,500 square foot London facility previously used for that purpose. The Company has budgeted approximately $1.3 million for capital expenditures for fiscal 1997 (other than capital expenditures for building expansions or possible acquisitions of other businesses). In the US, Conso is planning the construction of a new 17,000 square foot dyehouse facility with an estimated cost of $2.3 million and a new 86,000 square foot distribution center with an estimated cost of $3.7 million.
Both of these facilities will be located adjacent to our existing main plant in Union, SC and are scheduled to be completed during calendar year 1997. These expansions will free up approximately 65,000 square feet for much needed additional office and production space. The Company will consider additional capital expenditures for building expansions or business acquisitions as opportunities arise.

         At June 29, 1996, the Company had outstanding long-term indebtedness, consisting of term loans and capital lease obligations, of approximately $2.6 million, including the current portion of long-term debt of approximately $500,000. The Company also has a $10 million revolving line of credit with a bank, of which approximately $5.6 million was outstanding at June 29, 1996, and under which $4.4 million was available for additional borrowings, subject to continued compliance with borrowing base requirements. Such revolving line of credit permits advances under the line in British pounds sterling of up to (pound)5,000,000, providing some protection against currency fluctuations. British Trimmings also has an overdraft borrowing facility with its bank (similar to a revolving line of credit) for up to (pound)500,000 ($776,000 based upon the exchange rates at June 29, 1996), of which approximately (pound)692,032 ($1,074,034) was outstanding at June 29, 1996, of which no additional amount was then available for additional borrowings.

         The Company's borrowings are secured by Conso US's real property, inventory and accounts receivable and certain of British Trimmings' properties. Since the Company retired a $1.6 million equipment loan in 1994, Conso US's equipment, in addition to certain of British Trimmings' assets are available as collateral for additional borrowings.

         The Company believes that cash generated by operations and available borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future, but excluding possible building expansions and acquisitions of other businesses. Based on the Company's financial position, the Company believes that it will be able to obtain any additional financing necessary to fund its planned long-term growth and expansion. Such additional financing may include long-term debt or equity; however, the Company has not yet obtained any such additional financing. It is management's intention to fund the construction of the new dyehouse and distribution center in South Carolina in fiscal 1997, for an estimated $6 million, with long-term debt.

LONG-LIVED ASSETS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning June 30, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material impact, if any, on it results of operations or financial position.

EMPLOYEE BENEFITS

         The Company has discontinued its defined benefit plan at British Trimmings and replaced it with an alternative "defined contribution" type plan. The largest portion of plan obligations totaling $1.8 million, were discharged through the purchase of annunities in July 1996. The remaining assets of the plan ($260,000 at July 1996) are being used for remaining costs of terminating the existing plan. On this basis, the unrecognized net assets are not available for or recorded as prepaid pension costs. The Company provided a new defined contribution plan for its employees in the US beginning in fiscal 1996. Under both the Conso US and British Trimmings defined contribution type plans the Company matches employee contributions up to 3% of the participating employee's base pay.

         The Company established a stock option plan which became effective upon the completion of its initial public offering of common stock. The plan permits the award of options to buy up to 405,000 shares of the Company's common stock to certain managers and other key employees. On May 15, 1995, a key employee was granted options under the plan to purchase up to 37,500 shares of the Company's common stock. The options were exercised at $8.67 per share of which options for 25,000 shares were exercised on November 28, 1995, and the remaining options for 12,500 shares were exercised on January 10, 1996. On September 7, 1995, the Company granted additional options to certain key employees to purchase an aggregrate of 62,400 shares of the Company's common stock. The options were granted at $10 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years, are incentive stock options, and are subject to continued employment of the employee. (All amounts have been adjusted to reflect the 3-for-2 stock split issued on October 6, 1995).

         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning June 30, 1996. SFAS No.123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion
No. 25 to its stock-based compensation awards to employees and will disclose the required proforma effect on net income and earnings per share for its next fiscal year.

JOBS TAX CREDITS CARRYFORWARD

         In March 1995, the Company received a private letter ruling from the South Carolina Tax Commission allowing the Company to carryforward certain
Job Tax Credits ("one-time credits") totalling $1,383,000, resulting in a one-time net tax benefit (net of applicable federal income tax effect) of $913,000. The recording of these credits in the third quarter of fiscal 1995 resulted in the creation of a deferred tax asset for the future utilization of the credits. This one-time net tax credit of $913,000, representing $.18 per share for the year, has been recorded as a reduction in tax expense and recorded as a deferred tax asset in accordance with SFAS No. 109, as discussed below.

         In addition to the one-time credit for prior years, the Company recorded Jobs Tax Credits earned in fiscal 1995 totalling $448,000, resulting in a net tax benefit (net of applicable federal income tax effect) of $295,680 for fiscal 1995, and has recorded a total of $630,808 in Jobs Tax Credits for fiscal 1996, resulting in a net tax benefit of $416,333 for the year.

         The Company is uncertain as to the amount and net income effect of credits, if any, which may be earned in future years, because future credits are contingent upon regionally specific increases in employment, and the net income effect is contingent upon additional future South Carolina taxable income sufficient to fully utilize such credits as may become available in the future.

         According to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"), such tax credits are to be recorded as assets to the extent it is more likely than not that the income in future periods will be sufficient to utilize the credits. SFAS No. 109 also requires that, on an ongoing basis, management assess any changes in conditions which may affect the likelihood of realizing these tax credits and that a valuation allowance be established should a degree of uncertainty about the likelihood of realizing these credits become apparent. A valuation allowance would be established with a charge against income. Based on management's review of the Company's historical and current performance and its plans for future growth including the introduction of new products, the expansion of existing products and expansion into international markets, management believes it is more likely than not that the Company will be able to fully utilize these tax credits and no valuation allowance is considered necessary at this time.

EFFECTS OF INFLATION

         Inflation during the three years ended June 29, 1996, has had little effect on the Company's capital costs and results of operations.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

        Statements contained herein as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets its products; changes in consumer fashion preferences for finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings business; the Company's ability to successfully continue its international expansion and to successfully and profitably integrate into its operations any existing businesses it may acquire; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's business; fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to or disruption of the Company's production facilities and equipment; delays and disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.


Item 8. Financial Statements



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Conso Products Company

     We have audited the accompanying consolidated balance sheets of Conso Products Company and its subsidiaries ("the Company") as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of British Trimmings Limited (a consolidated subsidiary), which statements reflect total assets constituting 28% and 37%, respectively, of consolidated total assets at June 29, 1996, and July 1, 1995, and total revenues constituting 28%, 33%, and 23%, respectively, of consolidated total revenues for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for British Trimmings Limited is based solely on the report of such other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Conso Products Company and its subsidiaries as of June 29, 1996, and July 1, 1995, and the results of their operations and their cash flows for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, in conformity with generally accepted accounting principles.


(Deloitte & Touche LLP signature)

Greenville, South Carolina
August 14, 1996


Chartered Accountants                                    Grant Thornton (logo)
The UK Member Firm of
Grant Thornton International


INDEPENDENT AUDITORS' REPORT
BRITISH TRIMMINGS LIMITED


We have audited the consolidation packages (not presented separately herein) consisting of the consolidated balance sheets at June 29, 1996 and July
1, 1995 and July 2, 1994, the related consolidated statements of income and cashflow of British Trimmings Limited for the years ended June 29, 1996 and July 1, 1995 and the six month period ended July 2, 1994, expressed in pounds sterling. All information included in the consolidation package is the responsibility of the company's management. Our responsibility is to express an opinion on the consolidation packages based on our audit.

We conduct our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidation package has been prepared on the basis of accounting principles generally accepted in the United States of America for the purpose of inclusion in the consolidated financial statements of Conso Products Company for the years ended June 29, 1996 and July 1, 1995 and July 2, 1994 and are intended solely for that purpose.

In our opinion, the consolidation packages referred to above (not presented separately herein), expressed in pounds sterling, are suitable for inclusion in the consolidated financial statements of Conso
Products Company for the years ended June 29, 1996 and July 1, 1995 and July 2, 1994 and present fairly, in all material respects, the information shown therein for the years ended June 29, 1996, July 1, 1995 and the six months ended July 2, 1994.

(Signature of Grant Thornton)
GRANT THORNTON

14 August 1996

Heron House
Albert Square
Manchester M60 8GT
Tel 0161 834 5414
Tel 0161 953 0214
Fax 0161 832 6042

Authorised by The Institute of
Chartered Accountants in England
and Wales to carry on investment
business. A list of partners may be
inspected at the above address and
at Grant Thornton House
Euston Square London NW1 2EP


                           Consolidated Balance Sheets

June 29, 1996 and July 1, 1995

                                                                        June 29, 1996              July 1, 1995
                                                                       -----------------------------------------
ASSETS
Current Assets:
  Cash                                                                       $     189,845        $     142,555
  Accounts receivable, net of allowances for bad debts and
    customer deductions of $327,770 and $317,642 in
    1996 and 1995, respectively (Notes 1 and 3)                                 11,522,528            9,805,603
  Inventories (Notes 1,2 and 3)                                                 20,064,822           19,931,881
  Deferred income taxes - current portion                                          602,936              323,600
  Prepaid expenses and other                                                       941,702              842,840
                                                                       -----------------------------------------
    Total current assets                                                        33,321,833           31,046,479
                                                                       -----------------------------------------

Investment:

   Cash surrender value of officer's life insurance                                  -                   39,270
                                                                       -----------------------------------------
Property and Equipment (Notes 1 and 3):

  Land and improvements                                                          1,082,911            1,089,499
  Buildings and improvements                                                     6,779,693            5,655,790
  Machinery and equipment                                                       11,104,034           10,496,453
                                                                       -----------------------------------------
  Total                                                                         18,966,638           17,241,742
  Accumulated depreciation                                                      (6,592,375)          (5,798,641)
                                                                       -----------------------------------------
    Total property and equipment, net                                           12,374,263           11,443,101
                                                                       -----------------------------------------
Deferred Income Taxes (Note 5)                                                   1,282,531              931,766
Deferred Costs (Note 1)                                                            298,885              238,195
                                                                       -----------------------------------------
    Total                                                                      $47,277,512          $43,698,811
                                                                       -----------------------------------------





                     Consolidated Balance Sheets - Continued


                                                                         June 29,                      July 1,
                                                                           1996                         1995
                                                                    ---------------------    --------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Short-term borrowings (Note 3)                                            $  6,990,509            $  9,073,531
  Current maturities of long-term debt (Notes 3 and 4)                           477,933                 571,044
  Trade accounts payable                                                       3,415,876               3,749,179
  Accrued liabilities                                                          2,976,595               2,859,467
                                                                    ---------------------   ---------------------
    Total current liabilities                                                 13,860,913              16,253,221
                                                                    ---------------------   ---------------------
Noncurrent Liabilities:
  Long-term debt (Notes 3 and 4)                                               2,107,910               2,598,315
  Deferred income taxes (Note 5)                                                 530,356                 723,544
                                                                    ---------------------   ---------------------
    Total noncurrent liabilities                                               2,638,266               3,321,859
                                                                    ---------------------   ---------------------
Commitments and Contingencies: (Notes 4, 6, 7 and 8)                              -                       -
                                                                    ---------------------   ---------------------
Shareholders' Equity: (Notes 9 and 10):
  Preferred stock (no par, 10,000,000 shares authorized,
    no shares issued)                                                             -                     -
  Common stock (no par, 50,000,000 shares authorized,
    4,987,793, and 4,950,293 shares issued
    in 1996 and 1995 respectively.                                            16,896,346              16,571,214
  Retained  earnings                                                          13,701,279               7,258,119
  Cumulative translation gain                                                    180,708                 294,398
                                                                    ---------------------   ---------------------
        Total shareholders' equity                                            30,778,333              24,123,731
                                                                    ---------------------   ---------------------
  Total                                                                      $47,277,512             $43,698,811
                                                                    ---------------------   ---------------------




                     Consolidated Statements of Operations

For the Fiscal Years Ended June 29, 1996, July 1, 1995, and July 2, 1994

OPERATIONS                                                          1996                 1995                 1994
                                                             -------------------  ------------------  -------------------
Net Sales                                                           $70,713,651         $59,621,181          $41,558,613
Cost Of Goods Sold                                                   45,281,292          38,885,055           28,343,230
                                                             ------------------- -------------------  -------------------
Gross Margin                                                         25,432,359          20,736,126           13,215,383
                                                             ------------------- -------------------  -------------------
Selling, general and administrative
expenses

  Distribution expense                                                2,965,645           2,439,239            1,576,875
  Selling expense                                                     8,215,116           6,775,448            4,532,492
  General and administrative expense                                  4,399,610           3,849,455            2,083,053
  Currency  exchange gain                                               (20,114)            (23,717)             (78,769)
                                                             ------------------- -------------------  -------------------
        Total                                                        15,560,257          13,040,425            8,113,651
                                                             ------------------- -------------------  -------------------
Income from operations                                                9,872,102           7,695,701            5,101,732
                                                             ------------------- -------------------  -------------------
Interest expense (income):

  Interest expense                                                      917,349             981,078              778,044
  Interest income                                                      (164,352)           (111,253)             (89,832)
                                                             ------------------- -------------------  -------------------
        Total                                                           752,997             869,825              688,212
                                                             ------------------- -------------------  -------------------
Income before income taxes                                            9,119,105           6,825,876            4,413,520
                                                             ------------------- -------------------  -------------------
Income taxes (Note 5)
  Income tax provision before credits                                 3,092,278           2,495,707            1,018,583
  Net Jobs Tax Credits - current                                       (416,333)           (295,680)                   -
  Net one-time Jobs Tax Credits                                               -            (913,000)                   -
                                                             ------------------- -------------------  -------------------
     Total income tax provision                                       2,675,945           1,287,027            1,018,583
                                                             ------------------- -------------------  -------------------
Net income                                                          $ 6,443,160         $ 5,538,849          $ 3,394,937
                                                             ------------------- -------------------  -------------------

Net income per share                                                $      1.30         $      1.12
                                                             -------------------  ------------------

Weighted average number of shares outstanding
(Note 9)                                                              4,971,046           4,950,293
                                                             -------------------  ------------------
Proforma Data (Unaudited) (Notes 10 and 12):

Historical income before income taxes                                                                        $ 4,413,520
  Deduct - proforma income taxes                                                                               1,637,774
                                                                                                      -------------------
Proforma net income assuming C Corporation tax status                                                        $ 2,775,746
                                                                                                      -------------------
Proforma net income per share                                                                                $       .67
                                                                                                      -------------------
Proforma weighted average number of shares outstanding
(Notes 9, 10, and 12)                                                                                          4,113,511
                                                                                                      -------------------





                 Consolidated Statement Of Shareholders' Equity

For the Fiscal Years Ended July 2, 1994, July 1, 1995 and June 29, 1996.

                                 Common Stock
                               __________________
                                                       Additional                                  Cumulative
                              Shares                     Paid-in        Retained       Treasury     Translation
                              Issued       Amount       Capital         Earnings        Stock      Adjustments      Total
Balance July 3, 1993         2,699,700      10,500      $700,000       $3,496,102     $(205,000)                  $4,001,602
Net income                                                              3,394,937                                  3,394,937
Retirement of
 treasury  stock              (128,557)   (205,000)                                     205,000                            -
Change in par value
 of common stock                           700,000      (700,000)                                                          -
Common stock sold            2,205,300  14,761,839                                                                14,761,839
Common stock issued
 for purchase of
British   Trimmings            173,850    1,303,875                                                                1,303,875
Shareholder
 distributions
 declared (Note 9)                                                     (5,171,769)                               (5,171,769)
Translation gain                                                                                    111,950         111,950
- ---------------------------------------------------------------------------------------------------------------------------
Balance July 2, 1994         4,950,293  16,571,214                     1,719,270                    111,950      18,402,434
Net income                                                             5,538,849                                  5,538,849
Translation gain                                                                                    182,448         182,448
- ---------------------------------------------------------------------------------------------------------------------------
Balance July 1, 1995         4,950,293  16,571,214                     7,258,119              -     294,398      24,123,731
Stock options exercised       37,500     325,132                                                                    325,132
Net income                                                             6,443,160                                  6,443,160
Translation loss                                                                                   (113,690)       (113,690)
- ---------------------------------------------------------------------------------------------------------------------------
Balance June 29, 1996        4,987,793 $16,896,346       $     -     $13,701,279      $       -    $180,708     $30,778,333
- ---------------------------------------------------------------------------------------------------------------------------





                      Consolidated Statements Of Cash Flows

For the Fiscal Years Ended June 29, 1996, July 1, 1995, and July 2, 1994.

OPERATING ACTIVITIES:                                            June 29, 1996     July 1, 1995       July 2, 1994
Net income                                                          $6,443,160       $5,538,849         $3,394,937
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
 Depreciation                                                        1,662,823        1,469,748            976,853
 Amortization of deferred expenses                                      87,810           49,519             33,262
 Deferred tax (benefit) expense                                       (757,716)      (1,314,403)           145,318
 Currency transaction gain                                             (20,112)         (23,717)           (78,769)
 Gain on sale of embroidery equipment                                 (124,719)                -                 -
 Change in assets and liabilities excluding effects of businesses acquired:

    Accounts receivable                                             (1,732,181)        (842,874)          (787,026)
    Inventory                                                         (171,124)      (4,461,111)        (2,685,991)
    Prepaid expenses and other                                        (107,168)         (18,356)          (190,125)
    Trade accounts payable                                            (285,363)        (784,698)           820,455
    Accrued liabilities                                                106,109          245,443           (424,125)
                                                             ------------------------------------------------------
Net cash provided by (used in) operating activities                  5,101,519        (141,600)          1,204,789
                                                             ------------------------------------------------------
INVESTING ACTIVITIES

Collection of  note receivable from shareholder                              -                -             66,634
Sale (purchase) of officer's life insurance                             39,271          (6,611)           (32,658)
Purchase of London and Leek facilities                               (790,919)                -          (874,000)
Purchases of other property and improvements                         (264,156)        (323,401)          (426,921)
Purchases of equipment                                             (1,546,916)      (2,354,484)        (1,464,165)
Payment for investment in common stock of British
Trimmings                                                                    -                -        (3,553,327)
Payments for other businesses acquired                                (385,962)               -          (472,372)
Sale of embroidery equipment                                           138,088                -                  -
                                                             ------------------------------------------------------
Net cash used in investing activities                              (2,810,594)      (2,684,496)        (6,756,809)
                                                             ------------------------------------------------------
FINANCING ACTIVITIES:

Net borrowings (repayments) under line of credit
arrangements                                                      (2,006,120)        3,293,552         (1,587,853)
Proceeds from long-term debt                                               -                -              15,861
Principal payments on long-term debt                                (410,317)         (397,343)        (2,122,579)
Payments of capitalized loan origination costs                        (1,111)          (36,694)           (12,798)
Principal payments under capital lease obligations                  (151,219)         (192,874)           (83,507)
Proceeds from issuance of common stock, net of
expenses                                                             325,132               -           14,761,839
Shareholder's distributions paid                                          -                -           (5,168,082)
                                                             ------------------------------------------------------
Net cash provided by (used in) financing activities               (2,243,635)        2,666,641          5,802,881
                                                             ------------------------------------------------------
Increase (decrease) in cash                                           47,290          (159,455)           250,861
Cash at beginning of  year                                           142,555           302,010             51,149
                                                             ------------------------------------------------------
Cash at end of year                                              $   189,845        $  142,555         $  302,010
                                                             ======================================================







                   Notes to Consolidated Financial Statements

Fiscal Years Ended June 29, 1996, July 1, 1995 and July 2, 1994.
1. Organization and Summary of Significant Accounting Policies

         Organization and Operations - The Company's (Conso and all of its subsidiaries) corporate headquarters are located at Conso's main plant in Union, South Carolina. The Company has an additional plant in Union. The Company also has an assembly operation in Juarez, Mexico, showrooms in New York City and Hickory, North Carolina, and sales representatives located in certain major cities in the United States. In December 1993, the Company acquired British Trimmings (Holdings) Limited, an English company based in Stockport, England. In addition to Stockport, British Trimmings has a production, warehousing and dyehouse facility and a separate printing operation in Leek, an assembly operation and a showroom and wholesale operation in London, and sales representatives located in certain major cities in the United Kingdom. The Company also employs an international sales force and has sales representatives located throughout the world. Some products are sold by independent sales agents.

         The Company manufactures and sells decorative narrow trimmings and other items including:

          Knitted and woven fringes
          Decorative cords
          Tasselled accessories
          Jacquard and other woven braids
          Workroom tapes and supplies

         The Company also markets decorative window accoutrements and other home furnishing accessories.

         Consolidation - The financial statements include the accounts of the Company, its wholly-owned subsidiary British Trimmings and its subsidiaries (all operating within the United Kingdom), and Conso's majority-owned subsidiary, Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico, assembly plant. The Val-Mex subsidiary's operations are not significant in relation to the Company's operations. All significant intercompany accounts and transactions, and profit and loss on intercompany transactions are eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions (e.g. allowance for bad debts) that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Fair Value of Financial Instruments - The carrying amount of cash, accounts receivable, current liabilities and notes payable approximates their respective fair values.

         Inventories - Inventories are stated at the lower of first-in, first-out cost, or market. Cost includes materials, direct production labor and production-related overhead costs.

         Property and Equipment - Property and equipment are stated at cost, and depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

                 Buildings                                         25 years
                 Building improvements                             10 years
                 Leasehold improvements                             5 years
                 Machinery and equipment                            7 years
                 Mobile and computer equipment                      5 years

         Maintenance and repair costs are charged to expense as incurred; costs of major additions and betterments are capitalized.

         Loan Costs - The costs related to borrowings by the Company have been deferred and are being amortized over the term of the loan.

         Long-Lived Assets - The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning June 30, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material impact, if any, on its results of operations or financial position.

         Income taxes - Prior to December 18, 1993, the Company had elected to be taxed as an S Corporation for federal and state income tax purposes and, accordingly, the Company's income was allocable to its shareholders for inclusion in the determination of their personal taxable income. Accordingly, no provision for income taxes has been recorded by the Company for periods prior to December 18, 1993. While an S Corporation, the Company made shareholder distributions in amounts not exceeding the maximum individual income tax rates applied to financial statement income in order to fund the taxes payable by the then S Corporation shareholders, in addition to certain other distributions. On December 18, 1993, in anticipation of its change in ownership from the Company's initial public offering, the Company terminated its election to be treated as an S Corporation and adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" for income tax purposes (see Notes 5 and
12).

         Advertising Costs - The Company's policy is to expense advertising costs upon initial publication of advertisements.

         Reclassifications - Certain balances in prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

2.  Inventories

                                                   June 29, 1996              July 1, 1995
Raw materials                                       $ 6,357,327                $ 7,150,304
Work-in-progress                                      3,325,497                  2,849,966
Finished goods                                       10,381,998                  9,931,611
- -------------------------------------------------------------------------------------------------
Totals                                              $20,064,822                $19,931,881
- -------------------------------------------------------------------------------------------------

3.  Notes Payable, Long-Term Debt

        During 1996, the Company renegotiated with its US bank the terms of its then outstanding revolving loan agreement. The amended agreement provides for advances on a revolving line of $10,000,000 (as in the previous agreement) but with advances of up to (pound)5,000,000 (in British pounds sterling, previously (pound)2,500,000) providing some protection against currency fluctuations. Advances in US dollars bear interest at the rate equal to the bank's 90 day CD rate plus 2.75% (8.23% at June 29, 1996). Previously, interest was at the bank's prime rate plus .50%. Advances in British pounds sterling are made under London Inter-bank Offered Rate ("LIBOR") related contracts. These contracts bear interest based on the rates at which banks lend to each other for specific periods of time (typically 1, 3, or 6 months) plus 1.25% (1.75% previously) (7.09375%, 7.125%, or 7.125%, respectively at June 29, 1996). At June 29, 1996,
$4,374,000 was available for borrowing under the agreement. The average US dollar borrowings outstanding under line of credit agreements for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, were $2,935,041,
$5,408,765, and $4,176,367 at weighted average interest rates of 8.84%, 9.15%, and 7.39%, respectively. The maximum outstanding US dollar borrowings during these periods were $8,550,944, $8,186,291, and $6,387,749, respectively.

         Borrowings in British pounds sterling by British Trimmings totaled (pound)3,500,000 (or $5,432,000 at the June 29, 1996 exchange rate), under two LIBOR contracts in the amounts of (pound)3,000,000 ($4,656,000) and (pound)500,000 ($776,000) for 90 and 30 days at interest rates of 7.375% and 7.09375%, respectively. The US dollar balance represented the remaining $194,000. Of the available balance at June 29, 1996, (pound)1,500,000 ($2,328,000) of the amount was available for borrowing in British pounds sterling (or US dollars) with the additional $2,046,000 available for borrowing in US dollars only. The average borrowings outstanding in British pounds sterling under the line of credit agreements for the fiscal years ended June 29, 1996, and July 1, 1995, were (pound)2,409,589 ($3,744,501), and (pound)493,151
($786,000), at weighted average interest rates of 7.7995% and 7.5186%. The maximum outstanding borrowings during these periods were (pound)4,000,000 ($6,208,000 at the June 29,1996 exchange rate), and (pound)2,000,000 ($3,189,000 at the July 1, 1995 exchange rate), respectively. There were no borrowings under the revolving loan agreement in British pounds sterling during the fiscal year ended July 2, 1994.

         During 1995, British Trimmings renegotiated overdraft borrowing facilities (similar to revolving loan facilities used in the US) available in British pounds sterling with its United Kingdom based bank for itself and certain of its subsidiaries. The new agreement provides overdraft facilities with its United Kingdom based bank totaling (pound)500,000 (or $776,000 at the June 29, 1996, exchange rate). Overdrafts bear interest at the bank's base rate plus 1.50% (subject to a minimum rate of 5.5%) which was 7.25% at June 29, 1996. The prior agreement provided for overdraft facilities totaling (pound)1,200,000 (or $1,862,400 at the June 29, 1996 exchange rate).

         In addition, the bank provides British Trimmings with other services including letters of credit, and bank-guaranteed standby credit for value-added tax payments of an additional (pound)260,000 (or $403,520 at the June 29, 1996 exchange rate) bearing the same interest rates as in the overdraft facility. At June 29, 1996, no amounts were available for borrowings under this overdraft facility. The average overdraft outstanding under the overdraft facility was (pound)180,091 ($279,861), (pound)218,408 ($345,412) and (pound)202,715
($302,572) (at the average exchange rates for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, from the acquisition date through the fiscal year end) bearing interest at weighted average rates of 7.89%, 7.64% and 6.8%, respectively. The maximum overdraft outstanding during the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, (from the acquisition date through the fiscal year end) was (pound)707,410 ($1,097,900), (pound)415,452 ($657,037) and (pound)789,065 ($1,177,758), respectively (at the average exchange rates during the periods). There were no material other services used or outstanding at June 29, 1996.

         The balances owed under the long-term agreements are as follows:

                                                               June 29, 1996             July 1, 1995
Term loan                                                        $2,130,570                $2,347,230
European Coal & Steel Community (ECSC) loan                         388,000                   597,938
Capital lease obligations                                            67,273                   224,191
- -------------------------------------------------------------------------------------------------------------
Total                                                             2,585,843                 3,169,359
Less current portion                                              (477,933)                 (571,044)
- -------------------------------------------------------------------------------------------------------------
Total long-term debt                                            $2,107,910                $2,598,315
- -------------------------------------------------------------------------------------------------------------

         During 1993, the Company refinanced its then outstanding real estate loans with a $2,800,000 term loan. In 1994 the Company exercised its option to fix the interest rate (previously prime rate plus 1%) at 9% and amended the then remaining balance with a $2,600,000 note with additional borrowings of approximately $16,000. The amended loan is repayable in 83 monthly principal payments of $18,055 with a final principal payment of $1,101,435 due on April 1, 2001.

         The European Coal and Steel Community loan, entered into by British Trimmings with an original loan amount of (pound)500,000 or $776,000, is repayable in semi-annual installments of (pound)62,500 or $97,000 (at June 29, 1996, exchange rate), beginning December 1994 with the final payment due June 1998. The loan bears interest at the rate of 10% with substantial penalty for prepayment. Maturities of long-term debt (excluding capital lease obligations - see Note 4) at June 29, 1996, are as follows:

June 28, 1997                                             $  410,660
June 27, 1998                                                410,660
July 3, 1999                                                 234,715
July 1, 2000                                                 198,605
June 30, 2001                                              1,263,930
- --------------------------------------------------------------------------------
Total                                                     $2,518,570

- --------------------------------------------------------------------------------

         Of the Company's assets, the Conso US real estate, inventory and accounts receivable, and the British Trimmings' Stockport real estate are pledged as collateral under the loan agreements, which contain various covenants requiring, among other things, that the Company maintain certain minimum levels of working capital, net worth (as defined), and other ratios. In the opinion of management, the Company was in compliance with all such covenants at June 29, 1996.

         Net interest expense paid during the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994 were $700,746, $819,143, and $588,366, respectively.

         The Company has not entered into any agreements to manage the risk of foreign exchange fluctuations except to the extent it is able to borrow funds in foreign currency as previously noted.

4. Leases

        The Company's operations utilize property, facilities, equipment, and vehicles leased from others. Buildings and facilities leased from others primarily are for sales offices, showrooms, and the Val-Mex manufacturing operation. The lease arrangements generally provide for a fixed basic rent, and in some instances adjustments for inflation. Initial terms of leases generally are not more than six years exclusive of options to renew. Leases of other equipment primarily consist of manufacturing and vehicles. Information regarding the Company's leasing activities at June 29, 1996, is as follows:

                                                            Capital leases             Operating Lease
                                                          -----------------           ------------------
                                                               Minimum                  Minimum Lease
                                                           Lease Payments                  Payments
 1997                                                        $   92,156                   $ 509,133
 1998                                                                 -                     346,129
 1999                                                                 -                     253,523
 2000                                                                 -                      93,779
- ----------------------------------------------------------------------------------------------------
Total                                                        $   92,156                  $1,202,564
Less imputed interest                                            24,883
- ------------------------------------------------------------------------
Present value of capital lease obligations                   $   67,273
- ------------------------------------------------------------------------

         Rent expense under operating leases totalled $425,602, $315,749, and $287,345 during the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively. The Company incurred capital leases of $35,993 during the fiscal year ended July 2, 1994 (other than those assumed in the acquisition of British Trimmings). The Company did not enter into any capital leases during the fiscal years ended June 29, 1996, or July 1, 1995.

5.  Income Taxes

         In conjunction with the initial public offering of the common stock of the Company, on December 18, 1993, the Company terminated its status as an S Corporation and adopted SFAS No. 109, "Accounting for Income Taxes" for income tax purposes. The charges for the income tax provision for the fiscal years ended June 29, 1996, and July 1, 1995, and the period December 18, 1993, subsequent to the termination of the Company's S Corporation status (and subsequent to the acquisition date for British Trimmings), through the fiscal year ended July 2, 1994, represent:

                                                       1996                  1995                   1994
United States corporation tax                      $3,555,230             $2,136,668             $ 853,123
United Kingdom corporation tax                       (121,569)               464,762               236,489
Deferred taxation                                    (757,716)            (1,314,403)             ( 71,029)
- -----------------------------------------------------------------------------------------------------------------
Total                                              $2,675,945             $1,287,027            $1,018,583
- -----------------------------------------------------------------------------------------------------------------



Reconciliation to effective tax rate:

                                                                1996                 1995                 1994
Expected provision at statutory US tax rate                      34.0%               34.0%                34.0%
Difference between statutory US rates and UK tax                 (3.4)                (.6)                (1.0)
Effective US state tax rate                                       3.3                 3.3                  3.3
Adjustment for Jobs Tax Credits*                                 (4.6)              (17.7)                   -
Adjustment for Foreign Investment Sales Corporation                -                  (.1)                   -
Adjustment for non-taxable (S Corporation) income
(prior to change to C Corporation, December 1993)                  -                   -                 (13.2)
- ------------------------------------------------------------------------------------------------------------------------
Total                                                            29.3%               18.9%                23.1%
- ------------------------------------------------------------------------------------------------------------------------

*In March 1995, the Company received a private letter ruling from the South Carolina Tax Commission allowing the Company to carryforward certain Jobs Tax Credits totaling $1,383,000 resulting in a one-time net tax benefit (net of applicable federal income tax effect) of $913,000. In addition, the Company has recorded Jobs Tax Credits totalling $630,808 and $448,000, resulting in a net tax benefit (net of applicable federal income tax effect) of $416,333 and $295,680 for credits earned in the current and prior fiscal years, respectively. The recording of these credits resulted in the creation of a deferred tax asset for the future utilization of the credits. The Company is uncertain as to the amount of additional credits, if any, which may be earned in future years, because future credits are contingent upon regionally specific increases in employment and are contingent upon additional future income sufficient to fully utilize such credits as may become available in the future.

Net deferred income tax asset (liability) is attributable to the following temporary differences:

                                                                  1996                   1995                   1994
Purchase accounting                                            $  (231,139)          $  (281,663)           $  (357,449)
Intercompany inventory                                             180,323               168,008                      -
Accounts receivable reserve                                         86,683                61,390                 66,813
Inventory reserve                                                  296,809                82,909                160,037
Accruals                                                           280,968               187,074                175,071
Prepaid expense                                                    (10,459)              (17,953)               (31,702)
Depreciation                                                      (754,505)             (658,803)              (477,132)
Capital gains rolled over                                                -              (124,562)              (420,643)
Jobs tax credit                                                  1,505,293             1,210,604                      -
Other temporary differences                                          1,138               (95,182)                102,424
- ------------------------------------------------------------------------------------------------------------------------
Net asset (liability)                                          $ 1,355,111           $   531,822            $   (782,581)
- ------------------------------------------------------------------------------------------------------------------------

         Income taxes paid by the Company during the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, were $3,821,745, $2,755,028 and
$1,079,180, respectively.



6.  Postretirement and Postemployment Benefits

 The Company adopted, upon completion of its initial public offering in December of 1993, SFAS No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions," retroactive to July 4, 1993. The Company also adopted, upon completion of its initial public offering, SFAS No. 112, "Employers' Accounting for Postemployment Benefits." These statements require accrual of the cost of providing postretirement and postemployment benefits, including medical benefits, during the active service period of covered employees. At this time, the Company does not have any postretirement plan or postemployment benefit plan.

7.  Retirement Benefits

         Conso operates a non-qualified deferred compensation plan for certain of its key officers and employees. The plan allows selected employees to defer up to 25% of their compensation. Interest is paid on compensation deferred by the employee at the month-end prime rate (8.25% at June 29, 1996) adjusted monthly, with interest compounded quarterly. For the fiscal years ended June 29, 1996, and July 1, 1995, the unfunded liabilities included in accrued liabilities and representing the plan balance were $116,652 and $77,727, respectively.

         The British Trimmings subsidiary operates a defined benefit contribution plan for the benefit of a certain executive. The plan requires the Company to contribute funds to the executive's own private pension plan in order to provide benefits, which comprise two-thirds of his annual salary, at his retirement. Contributions are calculated by independent advisors of the managing company for the executive's private pension fund. The cost for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, (since date acquired) amounted to (pound)44,915 ($69,807), (pound)39,998 ($63,257) and (pound)17,998
($26,864), respectively, and these amounts have been included in the Company's expenses. Management of the Company has determined that the obligation of remaining contributions to the executive's private pension fund is not material to the Company's financial statements due to the length of service and related contribution amounts remaining under the agreement with the executive.

         In January 1996, Conso established a defined contribution plan in the US pursuant to Section 401(k) of the Internal Revenue Code which covers all employees. Contributions are equal to each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of $180,113 were made for the fiscal year ended June 29, 1996 (since plan inception).

         Prior to July 1995, British Trimmings maintained a defined benefit plan. Plan assets consisted of units held in a specialist pension investment company investing mainly in UK and overseas equities. Total net pension cost of the defined benefit plan for employees for the fiscal years ended July 1, 1995, and July 2, 1994, (since date of acquisition), amounted to (pound)47,000 ($74,331) and (pound)25,000 ($37,315), respectively.

         The compents of net pension cost of the British Trimmings defined benefit plan for the fiscal years ended July 1, 1995, and July 2, 1994, determined under SFAS 87 follow:


                                                      June 29, 1996                 July 1, 1995           July 2, 1994
Service cost-benefits earned during the year              N/A-                         $ 82,238               $ 38,807
                                                          PLAN
Interest cost on projected benefit obligations          TERMINATED                      131,265                 68,660
Actual return on plan assets                                                           (139,172)               (70,152)
- -----------------------------------------------------------------------------------------------------------------------------
Net pension cost                                                                       $ 74,331               $ 37,315
- -----------------------------------------------------------------------------------------------------------------------------


The following table sets forth the funded status of the plans and amounts unrecognized in the Company's balance sheet for its defined benefit plans:




Plan assets at fair  value                           $1,870,349  $1,411,576
- --------------------------------------------------------------------------------
Accumulated benefits obligations                     $1,358,514  $1,233,784
Additional amount related to projected compensation
increases                                               210,474     161,798
- --------------------------------------------------------------------------------
Projected benefit obligation                         $1,568,988  $1,395,582
- --------------------------------------------------------------------------------
Unrecognized net asset                               $  301,361  $   15,994
- --------------------------------------------------------------------------------

         Significant assumptions used in determining net pension cost and funded status information for all periods shown above are as follows:

Assumed discount rate                                              9%
Assumed rate of compensation increase                              7%
Assumed long-term rate of return on plan assets                    9%

         In July 1995, British Trimmings discontinued its defined benefit plan and replaced it with an alternative "defined contribution" type (group personal pension) plan. The unrecognized net asset ($301,361) at July 1, 1995 is being used for payments in terminating the defined benefit plan. On this basis the unrecognized net asset is not recorded as a prepaid pension cost. The largest portion of plan obligations totaling (pound)1,173,117 ($1,820,678), were discharged through the purchase of annunities in July 1996. Management of the Company and the Company's actuaries have determined that the remaining assets of the plan, (pound)167,517 ($259,986), are sufficient to discharge remaining plan obligations. Any remaining net asset (or liability) is immaterial. Due to the discontinuance of the defined benefit plan in July 1995, the fiscal 1996 pension activity was not material to the Company's financial statements.

         British Trimmings "defined contribution" type (group personal pension) plan was established pursuant to the United Kingdom's Inland Revenue codes and covers substantially all employees. Contributions are equal to each employee's contribution up to a maximum of 3% of each employee's compensation. Aggregate contributions of (pound)34,362 ($53,402) were made for the year ended
June 29, 1996 (since plan inception).

8.  Commitments and Contingencies

         Royalties - The Company has entered into agreements with several designers requiring royalty payments which are accrued and paid currently based on sales of specific product styles. Royalty expenses were $195,840, $165,578, and $161,868, for fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994, respectively.

         Litigation - The Company is routinely involved in various disputes and legal actions related to its business operations. In the opinion of management, based on the advice of the Company's legal counsel, the ultimate resolution of these actions will not have a material effect on the Company's financial position or future results of operations.

9.  Capital Stock

         Public Offering of Common Stock - The Company completed an initial public offering of 1,350,000 shares of common stock on December 22, 1993. The Company issued an additional 120,200 shares on January 18, 1994, in connection with the offering due to the exercise of an over-allotment option by the underwriters. The proceeds of the offering were used to acquire all the outstanding capital stock of British Trimmings in a business combination as described below, to repay outstanding debt, to fund a cash distribution of undistributed S Corporation earnings to the then sole shareholder of the Company, and to fund a portion of the purchase price of a manufacturing facility that had been leased by British Trimmings (see Note 10).

         Capital Stock Transactions - In conjunction with its initial public offering of common stock, the Company changed its jurisdiction of incorporation from Delaware to South Carolina and in connection therewith: (i) increased the number of authorized common shares (no par) to 50,000,000 shares and authorized 10,000,000 shares of preferred stock; and (ii) increased the Company's outstanding common stock to 1,714,100 shares (having the effect of a 17,141 for 1 stock split). On September 7, 1995, the Company announced a 3-for-2 split of its common stock, paid on October 6, 1995, to shareholders of record at the close of business on September 18, 1995. All per share data presented in the accompanying financial statements has been restated to reflect the 3-for-2 stock split.


         In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning June 30, 1996. SFAS No.123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required proforma effect on net income and earnings per share beginning in 1997.

         Stock Option Plan - The Company established a stock option plan which became effective upon the completion of its initial public offering of common stock. The plan permits the award of options to buy up to 405,000 shares of the Company's common stock to certain managers and other key employees. On May 15, 1995, a key employee was granted options under the plan to purchase up to 37,500 shares of the Company's common stock. The options were exercised in November 1995 (25,000) and January 1996 (12,500) at $8.67 per share. On September 7,
1995, the Company granted additional options to certain key employees to purchase an aggregate of 62,400 shares of the Company's common stock. The options were granted at $10 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years, are incentive stock options, and are subject to continued employment of the employee. (All amounts have been adjusted to reflect the 3-for-2 stock split issued on October 6, 1995).

10.  Business Combinations and Acquisitions

         British Trimmings - On December 22, 1993, the Company acquired all the outstanding share capital of British Trimmings, for consideration valued at $4,855,350 (consisting of cash, Company common stock and estimated transaction expenses) plus the effective assumption of British Trimmings' liabilities, for a total purchase price of $11,176,268, in a transaction accounted for by the purchase method of accounting. The balance sheet effect of this transaction was recorded at December 22, 1993, and the operating results of British Trimmings for periods after the date of the acquisition are included in the Company's consolidated income statements.

         The purchase price, allocation of purchase price and purchase accounting adjustments, as the acquisition occurred on December 22, 1993, and based on information as of that date, (adjusted to reflect the 3-for-2 stock split), are summarized as follows:

Purchase price:

Cash portion of purchase price                                  $ 3,314,475
Issuance of 173,850 shares of Common Stock at $7.50 per share     1,303,875
Transaction expenses (professional fees, etc.)                      237,000
- --------------------------------------------------------------------------------
Total consideration                                               4,855,350
British Trimmings' liabilities assumed                            6,320,918
- --------------------------------------------------------------------------------
Total purchase price                                            $11,176,268
- --------------------------------------------------------------------------------
Allocation of purchase price:
   Current assets                                               $ 7,410,606
   Property and equipment, net                                    4,123,111
   Deferred tax liability                                          (357,449)
- --------------------------------------------------------------------------------
Total purchase price                                            $11,176,268

- --------------------------------------------------------------------------------




Purchase accounting adjustments:

    Book value of British Trimmings' net assets
      prior to the acquisition                                 $ 3,703,721
    Adjustment of property and equipment to their fair values    1,720,504
    Deferred tax liability related to adjustment of equipment
        portion only to fair values, ($1,083,180) at 33% which
        represents the current United Kingdom corporate tax rate
        (no provision is required with respect to the revaluation
        of land and buildings because land and building values are indexed for inflation under UK tax law and therefore indexation allowances are estimated to be sufficient to eliminate the
        deferred tax element which might otherwise be required)   (357,449)
   Elimination of British Trimmings' historical basis goodwill    (211,426)
- ---------------------------------------------------------------------------
Total consideration                                            $ 4,855,350
- ---------------------------------------------------------------------------
         The fair value adjustments have been determined by the management of Conso and British Trimmings based on available information, including real estate appraisal information prepared by an independent appraiser.
         Conso/Graber Canada - On May 13, 1994, the Company acquired the assets of Conso/Graber Canada for $296,960. The acquisition, substantially of equipment, was accounted for in accordance with the purchase method of accounting. The equipment has been relocated from Canada for use at the Company's already existing locations.
     Wendy Cushing Ltd. - On July 1, 1994, British Trimmings acquired 100% of the share capital of Wendy A. Cushing Ltd. and the remaining 50% of the share capital of Wendy Cushing Trimmings Ltd. The purchase price was $111,988 of which $67,386 was paid in cash and the balance to be paid by way of loan notes over five years.
         The Claesson Company - On March 4, 1996, the Company acquired the assets of The Claesson Company. The purchase price and related acquistion costs totalled $385,962. The acquistion was accounted for in accordance with the purchase method of accounting.

11. Foreign Operations

         The historical consolidation financial statements include the results of operations and cash flows of the Company's acquired subsidiary, British Trimmings, since the date of acquisition on December 22, 1993, and Wendy Cushing Trimmings since June 1994.

         The British Trimmings and Wendy Cushing Trimmings financial information contained in the historical financial statements has been derived from the historical financial statements stated in pounds sterling and prepared in accordance with generally accepted accounting principals in the United States. These financial statements have been translated into US dollars based on exchange rates as published in the Wall Street Journal. The balance sheet has been translated using the exchange rate in effect on June 29, 1996, ($1.552 = (pound)1.00), July 1, 1995, ($1.5945 = (pound)1.00), and July 2, 1994, ($1.538 =
(pound)1.00), respectively. The statements of operations and cash flows have been translated using the average of the month end average rates for each quarter weighted by the income activity in pounds sterling for each quarter for the fiscal years ended June 29, 1996, ($1.5542 =(pound)1.00) July 1, 1995, ($1.5815 = (pound)1.00), and July 2, 1994, ($1.4926 = (pound)1.00), respectively.

         The following financial information presents the assets and liabilities for the fiscal years ended June 29, 1996, and July 1, 1995, and gains attributable to the Company's investment in British Trimmings (including Wendy Cushing Trimmings) and operations for the fiscal years ended June 29, 1996, July 1, 1995, and July 2, 1994:


                                                              June 29, 1996                    July 1, 1995
                                                          ------------------                -----------------------

                                                     Conso      British                 Conso       British
                                                       US      Trimmings   Total         US        Trimmings    Total

                                                                     (Dollars in thousands)

Selected Individual Company Assets and Consolidating Adjustments:

Total Assets                                       $ 36,234    $ 17,210               $ 39,333    $ 16,316
Elimination of intercompany receivable               (2,033)          -                 (7,391)          -
Intercompany inventory adjustment                      (159)       (358)                  (111)       (375)
Purchase accounting adjustments                      (4,855)      1,239                 (5,410)      1,337
- -----------------------------------------------------------------------------------------------------------------------
Consolidated net assets                            $ 29,187    $ 18,091    $47,278    $ 26,421    $ 17,278     $43,699
- -----------------------------------------------------------------------------------------------------------------------
Balance sheets (after consolidating adjustments)
Assets                                             $ 29,187    $ 18,091    $47,278    $ 26,421    $ 17,278     $43,699
Liabilities                                           6,017      10,483     16,500      13,349       6,226      19,575
- -----------------------------------------------------------------------------------------------------------------------
Subtotal                                             23,170       7,608     30,778      13,072      11,052      24,124
- -----------------------------------------------------------------------------------------------------------------------
Intercompany receivable (payable)                     1,117      (1,117)         -      (4,896)     (4,896)          -
Investment in British Trimmings                       4,855      (4,855)         -       4,855      (4,855)          -
- -----------------------------------------------------------------------------------------------------------------------
Shareholders' equity                               $ 29,142    $  1,636    $30,778    $  22,823   $  1,301     $24,124
- -----------------------------------------------------------------------------------------------------------------------




                                                  June 29, 1996                    July 1, 1995            July 2, 1994
                                                ----------------                 ---------------         ---------------
                                         Conso     British              Conso    British              Conso  British
                                           US     Trimmings    Total      US    Trimmings    Total     US   Trimmings    Total

                                                                             (Dollars in thousands)

Details of investment and equity in
subsidiary:

Original investment at acquisition date             $ 4,855                      $  4,855                    $  4,855
Retained earnings of subsidiary since
acquisition date                                      1,455                         1,007                        352
Cumulative translation gain                             181                           294                        112
- -----------------------------------------------------------------------------------------------------------------------------------
Total investment and equity in British
Trimmings                                           $ 6,491                      $  6,156                    $  5,319
- -----------------------------------------------------------------------------------------------------------------------------------
Selected Individual Company Operations
and Consolidating Adjustments:

Total net sales                          $ 52,757  $ 20,047            $ 41,015  $ 21,088           $ 32,128 $  9,974
Less adjustment for intercompany sales     (1,632)     (458)             (1,101)   (1,381)               (66)    (297)
- -----------------------------------------------------------------------------------------------------------------------------------
Consolidated net sales                   $ 51,125  $ 19,589  $ 70,714  $ 39,914  $ 19,707  $ 59,621 $ 32,062 $  9,497  $ 41,559
- -----------------------------------------------------------------------------------------------------------------------------------
Operating income                         $  9,047  $    965            $  6,193  $  2,005           $  4,300 $    869
Elimination of intercompany transactions      (49)       17                 (89)     (313)               (20)     (62)
Purchase accounting adjustments                --      (128)                 --      (124)                --      (64)
Intercompany currency translation gain         20        --                  24        --                 79       --
- -----------------------------------------------------------------------------------------------------------------------------------
Consolidated operating income            $  9,018  $    854  $  9,872  $  6,128  $  1,568  $  7,696 $  4,359 $    743  $  5.102
- -----------------------------------------------------------------------------------------------------------------------------------
Operations (after consolidating
  adjustments):
Net sales                                $ 51,125  $ 19,589  $ 70,714  $ 39,914  $ 19,707  $ 59,621 $ 32,062 $  9,497  $ 41,559
Cost of sales                              31,501    13,781    45,282    25,512    13,373    38,885   21,457    6,886    28,343
- -----------------------------------------------------------------------------------------------------------------------------------
Gross margin                               19,624     5,808    25,432    14,402     6,334    20,736   10,605    2,611    13,216
Selling, general and
administrative expenses                    10,606     4,954    15,560     8,274     4,766    13,040    6,246     1,868    8,114
- -----------------------------------------------------------------------------------------------------------------------------------
Operating income                            9,018       854     9,872     6,128     1,568     7,696    4,359       743    5,102
Interest expense, net                         106       647       753       274       596       870      512       176      688
- -----------------------------------------------------------------------------------------------------------------------------------
Income before taxes                         8,912       207     9,119     5,854       972     6,826    3,847       567    4,414
Income taxes, net                           2,917      (241)    2,676       970       317     1,287      804       215    1,019
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                               $  5,995  $    448  $  6,443  $  4,884  $    655  $  5,539 $  3,043  $    352 $  3,395
- -----------------------------------------------------------------------------------------------------------------------------------


In addition to the operations of British Trimmings, US exports (by Conso US) constituted additional foreign sales of $3.3 million, $2.7 million, and $2.0 million for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

         The following table sets forth consolidated sales by region:


                           June 29, 1996      July 1, 1995      July  2, 1994
                          ---------------------------------------------------
                                         (Dollars in thousands)

US                            $48,006            $38,270             $30,204
UK                             16,113             16,108               8,316
Other  countries                6,595              5,243               3,039
- ----------------------------------------------------------------------------
Total                         $70,714            $59,621             $41,559
- ----------------------------------------------------------------------------




12. Supplemental Proforma Data (Unaudited and adjusted to reflect the 3-for-2 stock split)

        The proforma net income information reflects the application of corporate income taxes to the Company's US income before income taxes at an effective income tax rate of 37%, which represents the estimated combined federal and state income tax rate. The proforma income taxes have been calculated in accordance with SFAS No. 109, "Accounting for Income Taxes." As of July 3, 1993, there were no material temporary differences between the financial reporting basis of assets and liabilities that would result in a deferred tax liability or asset.

        Proforma net income per share amounts are based on the weighted average number of shares of common stock outstanding during the period as adjusted for the increase in outstanding shares in connection with the 25,712 for 1 stock split, plus the portion of the shares sold by the Company (626,399 shares), at the offering price of $7.50 per share, less allocable offering expenses and underwriting discounts (10.6% of proceeds), which would have been necessary to fund the actual S Corporation distribution ($4.2 million) to the Company's then sole shareholder.

         Supplemental proforma net income per share amounts are based on the proforma weighted average shares described above and assumes (a) the issuance of sufficient additional shares (775,541 shares) at the offering price of $7.50 per share, less allocable offering expenses and underwriting discounts, to fund a $5.2 million reduction in debt of the Company from the proceeds of the offering,
(b) the assumed reduction in related interest expense at the actual historical average rate of 7.39% for the fiscal year ended July 2, 1994, and (c) the resulting income tax effect computed at 37% which represents the combined federal and state income tax rate.

                                                                Year Ended
                                                               July 2, 1994

Supplemental proforma net income                                $2,894,176
- --------------------------------------------------------------------------------
Supplemental proforma net income per share                      $      .65
- --------------------------------------------------------------------------------
Supplemental proforma weighted average number of shares          4,477,844
- --------------------------------------------------------------------------------





Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                 Not Applicable


                                 PART III


Items 10-13

         Items 10 through 13 are incorporated herein by reference to the sections captioned "Principal Shareholders," "Election of Directors," "Executive Officers," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Director Compensation," "Employment Agreements," and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 - 11 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 15, 1996, which was filed with the Commission on September 11, 1996.

                                    Part IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) Financial Statements, Financial Statement Schedules and Exhibits


List the following documents filed as a part of this report:

1.    Financial Statements

      The following consolidated financial statements of the Company are included in response to Item 8 hereof:

      Report of Deloitte & Touche, LLP

      Report of Grant Thornton

      Consolidated Balance Sheets as of June 29, 1996 and July 1, 1995

      Consolidated Statements of Operations for fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994

      Consolidated Statements of Shareholders' Equity for the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996.

      Consolidated Statements of Cash Flows for the fiscal years ended June 29, 1996, July 1, 1995 and July 2, 1994

      Notes to Consolidated Financial Statements

2.    Financial Statement Schedules

      Financial statement schedules are omitted because the information is either not required or is otherwise included in the Company's Consolidated Financial Statements or the Notes thereto.



(3) Exhibits

Number  Exhibit Description
3.4         Articles of Incorporation of the Company (1)
3.5         Bylaws of the Company (1)
10.2        Employment Agreement dated December 22, 1993 by and between British
            Trimmings and A.W. Laughton (5)
10.3        Employment Agreement dated December 22, 1993 by and between British
            Trimmings and C.V. Balakrishnan (5)
10.4        Loan Agreement dated as of May 6, 1994 by and between the Company and NationsBank of North Carolina, N.A., a national banking association now known as "NationsBank N.A. (Carolinas)"
            ("NationsBank") (2)
10.8        Security Agreement dated as of May 6, 1994 by and between the Company and
            NationsBank (2)
10.9        Guaranty Agreement dated as of May 6, 1994 given by the Company in favor of
            NationsBank (2)
10.10       Mortgage and Security Agreement dated May 3, 1993 by and between the Company and NationsBank (1)
10.11       First Amendment dated as of April 14, 1994 by and between the
            Company and NationsBank to the Mortgage and Security Agreement dated
            May 3, 1993 by and between the Company and NationsBank (2)
10.14       Letter Agreement dated August 20, 1992 by and between the Company and
            Louis Nichole, Inc. (1)
10.15       Letter Agreement dated January 8, 1993 by and between the Company and
            Wesley Mancini Ltd. (1)
10.16       Marketing Agreement dated November 3, 1988 by and between the Company and F. Schumacher & Co. (1)
10.17       1993 Stock Option Plan (1)
10.18       Loan Facility Agreement dated 22 June 1990 between British Trimmings and
            National Westminster Bank PLC (1)
10.19       Advice of Borrowing Terms dated 10 June 1993 from National Westminster
            Bank PLC to British Trimmings (1)
10.20       Agreement dated 10 September 1993 between Calver Properties Limited and
            British Trimmings (Leek) Limited (1)
10.23       First Amendment dated as of December 1, 1994 to the Loan Agreement dated as of May 6, 1994 by and between the Company and NationsBank
            (3)
10.26       First Amendment dated as of December 1, 1994 to the Security Agreement dated as of May 6, 1994 by and between the Company and NationsBank (3)
10.27       First Amendment dated as of December 1, 1994 to the Guaranty Agreement dated as of May 6, 1994 given by the Company in favor of NationsBank (3)
10.28       Second Amendment dated as of February 10, 1995 to the Loan Agreement dated as of May 6, 1994 by and between the Company and NationsBank
            (4)
10.30       Second Amendment dated as of February 10, 1995 to the Security
            Agreement dated as of May 6, 1994 by and between the Company and
            NationsBank (4)
10.31       Advice of Borrowing Terms of March 31, 1995 (Revision) regarding National
            Westminster Bank facility letter of June 22, 1990 (4)
10.32       Third Amendment dated as of June 13, 1995 to the Loan Agreement dated as of
            May 6, 1994 by and between the Company and NationsBank (5)
10.34       Third Amendment dated as of June 13, 1995 to the Security Agreement dated as of May 6, 1994 by and between the Company and NationsBank (5)
10.36       1994 Employee Stock Purchase Plan (6)
10.37       Letter Agreement dated May 12, 1995 by and between the Company and S.
            Duane Southerland, Jr. (5)
10.38       Fourth Amendment dated as of November 1, 1995, to the Loan Agreement dated as of May 6, 1994, by and between the Company and NationsBank
            (7)
10.40       Fourth Amendment dated as of November 1, 1995, to the Security
            Agreement dated as of May 6, 1994, by and between the Company and
            NationsBank (7)
10.41       Second Amendment dated as of November 1, 1995, to the Guaranty
            Agreement dated as of May 6, 1994, by and between the Company and
            NationsBank (7)
10.42       Fifth Amendment dated as of December 1, 1995, to the Loan Agreement dated as of May 6, 1994, by and between the Company and NationsBank
            (7)
10.43       Estoppel and Modification Agreement dated as of December 1, 1995, by the Company in favor of NationsBank (7)
10.44       Estoppel and Modification Agreement dated as of December 1, 1995, by
            British Trimmings in favor of NationsBank (7)
10.45       Sixth Amendment dated as of March 1, 1996 to the Loan Agreement dated as of May 6, 1994, by and between the Company and NationsBank
            (8)
10.46       Fifth Amendment dated as of March 1, 1996 to the Security Agreement dated as of May 6, 1994 by and between the Company and NationsBank
            (8)
10.47       Third Amendment dated as of March 1, 1996 to the Guaranty Agreement dated as of May 6, 1994 by and between the Company and NationsBank
            (8)
10.48       Promissory Note dated as of March 1, 1996 issued by the Company in favor of NationsBank in the original principal amount of up to
            $10,000,000 (8)
10.49       Promissory Note dated as of February 29, 1996 issued by British
            Trimmings Limited in favor of NationsBank in the original principal amount of up to (pound sign)5,000,000 (8)
10.50       Letter dated January 3, 1996 from the Union of Textile Workers to
            British Trimmings
21          Subsidiaries of the Company
23.1        Consents of Deloitte & Touche LLP
23.2        Consent of Grant Thornton
27          Financial Data Schedule (Filed in electronic format only)

               Management Contracts and Compensatory
                       Plans and Arrangements

The foregoing exhibits include the following management contracts and compensatory plans and arrangements:
10.2        Employment Agreement by and between British Trimmings and A.W. Laughton (5)
10.3        Employment Agreement by and between British Trimmings and C.V.
            Balakrishnan (5)
10.17       1993 Stock Option Plan (1)
10.36       1994 Employee Stock Purchase Plan (6)
10.37       Letter Agreement dated May 12, 1995 by and between the Company and S.
            Duane Southerland, Jr. (5)


(1) Incorporated herein by reference to the exhibit designated by the same number in the Company's Registration Statement on Form SB-2 (Registration No. 33-71296)

(2) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 2, 1994

(3) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1994

(4) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 1, 1995

(5) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 1, 1995.

(6) Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-85518)

(7) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995

(8) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996.





                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSO PRODUCTS COMPANY

                                        By: /s/ S. Duane Southerland, Jr.
                                           -------------------------------
                                                S. Duane Southerland, Jr.
                                          President and Chief Executive Officer


Dated:  September 25, 1996

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                 Capacity                                 Date
     /s/ S. Duane Southerland, Jr.         President and Chief Executive Officer    September 25, 1996
- -----------------------------------
S. Duane Southerland, Jr.                  (Principal Executive Officer)

         /s/ Gilbert G. Bartell           Chief Financial Officer and Treasurer    September 25, 1996
- -----------------------------------
Gilbert G. Bartell                        (Principal Financial Officer)


        /s/ David B. Dechant              Chief Accounting Officer and             September 25, 1996
- -----------------------------------
David B. Dechant                          Controller
                                          (Principal Accounting Officer)

      /s/ J. Cary Findlay                 Director and                             September 25, 1996
- -----------------------------------
J. Cary Findlay                           Chairman of the Board


      /s/ Konstance J.K. Findlay         Director                                 September 25, 1996
- -------------------------------------
Konstance J.K. Findlay

        /s/ Marcus T. Hickman            Director                                 September 25, 1996
- -------------------------------------
Marcus T. Hickman

        /s/ Antony W. Laughton           Director                                 September 25, 1996
- -------------------------------------
Antony W. Laughton

        /s/ John H. Maxheim              Director                                 September 25, 1996
- -------------------------------------
John H. Maxheim


      /s/ James H. Shaw                  Director                                 September 25, 1996
- ---------------------------------------
James H. Shaw



                                              SECURITIES AND EXCHANGE COMMISSION
                                                       WASHINGTON, D.C.

                                                           EXHIBITS

                                                         Item 14(a)(3)






                                                          FORM 10-K
                                                        ANNUAL REPORT

For the Fiscal Year Ended June 29, 1996                                                      Commission File Number 0-22942

                             CONSO PRODUCTS COMPANY

                                  EXHIBIT INDEX



Exhibit                                                                                        Sequentially
Number        Exhibit Description                                                               Numbered Page
- ------        -------------------                                                               -------------
3.4           Articles of Incorporation of the Company (1)                                          --
3.5           Bylaws of the Company (1)                                                             --
10.2          Employment Agreement dated December 22, 1993 by and between British
              Trimmings and A.W. Laughton (5)                                                       --
10.3          Employment Agreement dated December 22, 1993 by and between British
              Trimmings and C.V. Balakrishnan (5)                                                   --
10.4          Loan Agreement dated as of May 6, 1994 by and between the Company and NationsBank of North Carolina, N.A., a national banking association
              now known as "NationsBank N.A. (Carolinas)" ("NationsBank") (2)                      --
10.8          Security Agreement dated as of May 6, 1994 by and between the
              Company and NationsBank (2)                                                           --
10.9          Guaranty Agreement dated as of May 6, 1994 given by the Company in
              favor of NationsBank (2)                                                              --
10.10         Mortgage and Security Agreement dated May 3, 1993 by and between
              the Company and NationsBank (1)                                                       --
10.11         First Amendment dated as of  April 14, 1994 by and between the
              Company and NationsBank to the Mortgage and Security Agreement
              dated May 3, 1993 by and between the Company and NationsBank (2)                      --
10.14         Letter Agreement dated August 20, 1992 by and between
              the Company and Louis Nichole, Inc. (1)                                               --
10.15         Letter Agreement dated January 8, 1993 by and between the Company
              and Wesley Mancini Ltd. (1)                                                           --
10.16         Marketing Agreement dated November 3, 1988 by and between
              the Company and F. Schumacher & Co. (1)                                               --
10.17         1993 Stock Option Plan (1)                                                            --
10.18         Loan Facility Agreement dated 22 June 1990 between British Trimmings
              and National Westminster Bank PLC (1)                                                 --
10.19         Advice of Borrowing Terms dated 10 June 1993 from National
              Westminster Bank PLC to British Trimmings (1)                                         --
10.20         Agreement dated 10 September 1993 between Calver Properties Limited
              and British Trimmings (Leek) Limited (1)                                              --
10.23         First Amendment dated as of December 1, 1994 to the Loan Agreement dated as of May 6, 1994 by and between the Company and NationsBank
              (3)                                                                                   --
10.26         First Amendment dated as of December 1, 1994 to the Security
              Agreement dated as of May 6, 1994 by and between the Company and
              NationsBank (3)                                                                       --
10.27         First Amendment dated as of December 1, 1994 to the Guaranty
              Agreement dated as of May 6, 1994 given by the Company in favor of the
              Bank (3)                                                                              --
10.28         Second Amendment dated as of February 10, 1995 to the Loan Agreement dated as of May 6, 1994 by and between the Company and NationsBank
              (4)                                                                                   --
10.30         Second Amendment dated as of February 10, 1995 to the Security
              Agreement dated as of May 6, 1994 by and between the Company and
              NationsBank (4)                                                                       --
10.31         Advice of Borrowing Terms of March 31, 1995 (Revision) regarding
              National Westminster Bank facility letter of June 22, 1990 (4)                        --
10.32         Third Amendment dated as of June 13, 1995 to the Loan Agreement dated
              as of May 6, 1994 by and between the Company and NationsBank (5)                      --
10.34         Third Amendment dated as of June 13, 1995 to the Security Agreement
              dated as of May 6, 1994 by and between the Company and NationsBank (5)                --
10.36         1994 Employee Stock Purchase Plan (6)                                                 --
10.37         Letter Agreement dated May 12, 1995 by and between the Company and
              S. Duane Southerland, Jr. (5)                                                         --
10.38         Fourth Amendment dated as of November 1, 1995, to the Loan
              Agreement dated as of May 6, 1994, by and between the Company and
              NationsBank (7)                                                                       --
10.40         Fourth Amendment dated as of November 1, 1995, to the Security
              Agreement dated as of May 6, 1994, by and between the Company and
              NationsBank (7)                                                                       --
10.41         Second Amendment dated as of November 1, 1995, to the Guaranty
              Agreement dated as of May 6, 1994, by and between the Company and
              NationsBank (7)                                                                       --
10.42         Fifth Amendment dated as of December 1, 1995, to the Loan
              Agreement dated as of May 6, 1994, by and between the Company and
              NationsBank (7)                                                                       --
10.43         Estoppel and Modification Agreement dated as of December 1, 1995,
              by the Company in favor of NationsBank (7)                                            --
10.44         Estoppel and Modification Agreement dated as of December 1, 1995,
              by British Trimmings in favor of NationsBank (7)                                                    --
10.45         Sixth Amendment dated as of March 1, 1996 to the Loan Agreement dated as of May 6, 1994, by and between the Company and
              NationsBank (8)                                                                       --
10.46         Fifth Amendment dated as of March 1, 1996 to the Security
              Agreement dated as of May 6, 1994 by and between the Company and
              NationsBank (8)                                                                       --
10.47         Third Amendment dated as of March 1, 1996 to the Guaranty
              Agreement dated as of May 6, 1994 by and between the Company and
              NationsBank (8)                                                                       --
10.48         Promissory Note dated as of March 1, 1996 issued by the Company in favor of NationsBank in the original principal amount of up to
              $10,000,000 (8)                                                                       --
10.49         Promissory Note dated as of February 29, 1996 issued by British
              Trimmings in favor of NationsBank in the original
              principal amount of up to (pound sign)5,000,000 (8)                                   --
10.50         Letter dated January 3, 1996 from the Union of Textile Workers to
              British Trimmings
21            Subsidiaries of the Company
23.1          Consents of Deloitte & Touche LLP
23.2          Consent of Grant Thornton

27            Financial Data Schedule (filed in electronic format only)

              Management Contracts and Compensatory Plans and Arrangements

                   The foregoing exhibits include the following
              management contracts and compensatory plans and arrangements:

10.2          Employment Agreement dated December 22, 1993 by and between British
              Trimmings and A.W. Laughton (5)                                                       --
10.3          Employment Agreement dated December 22, 1993 by and between British
              Trimmings and C.V. Balakrishnan (5)                                                   --
10.17         1993 Stock Option Plan (1)                                                            --
10.36         1994 Employee Stock Purchase Plan (6)                                                 --
10.37         Letter Agreement dated May 12, 1995 by and between the Company and
              S. Duane Southerland, Jr. (5)                                                         --

      (1) Incorporated herein by reference to the exhibit designated by the same number in the Company's Registration Statement on Form SB-2 (Registration No. 33-71296)

      (2) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 2, 1994

      (3) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1994

      (4) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 1, 1995

      (5) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report or Form 10-KSB for the fiscal year ended July 1, 1995.

      (6) Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-85518)

      (7) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995.

      (8) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996.