Form 10-Q
period 1996-09-28
CONSO PRODUCTS CO
filed 1996-11-12
CIK 914448

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 28, 1996

                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from               to
                                      -------------    --------------

Commission file number:   0-22942
                          -------

                           CONSO PRODUCTS COMPANY
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        South Carolina                                      57-0986680
-------------------------------                      -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

513 North Duncan Bypass, P.O. Box 326, Union, South Carolina        29379
------------------------------------------------------------      ---------
         (Address of principal executive offices)                 (Zip Code)

                                864/427-9004
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not applicable
            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes   X    No
                                               -----      -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1995:

             Common Stock, no par value.......7,484,447 shares.



                               Page 1 of 16 Pages

                              TABLE OF CONTENTS




                                                                             Page No.
                                                                             --------
Part I.       Financial Information

              Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 28, 1996 and
                  June 29, 1996                                                 3

              Consolidated Statements of Operations for the three
                  months ended September 28, 1996 and September 30, 1995        5

              Consolidated Statement of Shareholders' Equity for the three
                  months ended September 28, 1996                               6

              Consolidated Statements of Cash Flows for the three months
                  ended September 28, 1996 and September 30, 1995               7

              Notes to Consolidated Financial Statements                        9

              Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            11


Part II.      Other Information

              Item 6.  Exhibits and Reports on Form 8-K                        15

Signatures                                                                     16

Part I  Financial Information

Item 1. Financial Statements.


                            CONSO PRODUCTS COMPANY

                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)



                                                              September 28, 1996       June 29, 1996
                                                              ------------------       -------------
ASSETS
CURRENT ASSETS:
    Cash                                                          $ 2,073,764           $   189,845
    Accounts receivable, net of allowances for bad debts
      and customer deductions of $330,063 and $327,770
      on September 28, 1996 and June 29, 1996,
      respectively                                                 11,138,092            11,522,528
    Inventories (Notes 3 and 4)                                    20,449,119            20,064,822
    Deferred income taxes - current portion                           512,252               602,936
    Prepaid expenses and other                                        715,049               941,702
                                                                  -----------           -----------
        Total current assets                                       34,888,276            33,321,833
                                                                  -----------           -----------

PROPERTY AND EQUIPMENT:
    Land and improvements                                           1,115,710             1,082,911
    Buildings and improvements                                      6,839,356             6,779,693
    Machinery and equipment                                        11,999,709            11,104,034
                                                                  -----------           -----------
        Total                                                      19,954,775            18,966,638
    Accumulated depreciation                                       (7,052,786)           (6,592,375)
                                                                  -----------           -----------
        Total property and equipment, net                          12,901,989            12,374,263
                                                                  -----------           -----------
DEFERRED INCOME TAXES (Note 5)                                      1,281,060             1,282,531
                                                                  -----------           -----------
DEFERRED COSTS                                                        287,173               298,885
                                                                  -----------           -----------
TOTAL ASSETS                                                      $49,358,498           $47,277,512
                                                                  ===========           ===========




           See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                                 (UNAUDITED)


                                                              September 28, 1996        June 29, 1996
                                                              ------------------        -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Short-term Borrowings                                        $ 6,700,442             $ 6,990,509
    Current maturities of long-term debt                             463,169                 477,933
    Trade accounts payable                                         3,645,543               3,415,876
    Accrued liabilities                                            3,331,381               2,976,595
                                                                 -----------             -----------
        Total current liabilities                                 14,140,535              13,860,913
                                                                 -----------             -----------

NONCURRENT LIABILITIES:
    Long-term debt                                                 2,055,170               2,107,910
    Deferred income taxes                                            568,282                 530,356
                                                                 -----------             -----------
        Total noncurrent liabilities                               2,623,452               2,638,266
                                                                 -----------             -----------

SHAREHOLDERS' EQUITY (Notes 6 and 7):
    Preferred stock (no par, 10,000,000 shares authorized,
      no shares issued)                                                   --                     --
    Common stock (no par, 50,000,000 shares authorized,
      7,484,447 shares issued)                                    16,914,846              16,896,346
    Retained earnings                                             15,435,014              13,701,279
    Cumulative translations gain                                     244,651                 180,708
                                                                 -----------             -----------
        Total shareholders' equity                                32,594,511              30,778,333
                                                                 -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $49,358,498             $47,277,512
                                                                 ===========             ===========




           See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                        Three Months Ended
                                              ------------------------------------------
                                              September 28, 1996      September 30, 1995
                                              ------------------      ------------------
NET SALES                                         $17,012,314             $17,067,107
COST OF GOODS SOLD (Note 2)                        10,239,426              11,143,251
                                                  -----------             -----------
GROSS MARGIN                                        6,772,888               5,923,856
                                                  -----------             -----------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (NOTE 2):
    Distribution expense                              713,260                 710,912
    Selling expense                                 2,035,402               1,862,407
    General and administrative expense              1,154,027               1,235,911
    Currency exchange (gain) loss                     (22,431)                 33,256
                                                  -----------             -----------
        Total                                       3,880,258               3,842,486
                                                  -----------             -----------
INCOME FROM OPERATIONS                              2,892,630               2,081,370
INTEREST EXPENSE, NET                                 131,196                 255,240
                                                  -----------             -----------
INCOME BEFORE INCOME TAXES                          2,761,434               1,826,130
INCOME TAX PROVISION (Note 5)                       1,027,699                 468,955
                                                  -----------             -----------
NET INCOME                                        $ 1,733,735             $ 1,357,175
                                                  ===========             ===========

Net income per share                              $      0.23             $      0.18
                                                  ===========             ===========

Weighted average number of shares
   outstanding (Note 6)                             7,481,977               7,425,422
                                                  ===========             ===========




           See notes to unaudited consolidated financial statements

                           CONSO PRODUCTS COMPANY

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (UNAUDITED)
                    Three Months Ended September 28, 1996



                                         Common Stock                             Cumulative
                                ---------------------------         Retained      Translation
                                Shares Issued        Amount         Earnings      Adjustments        Total
                                -------------        ------         --------      -----------        -----
Balance, June 29, 1996           4,987,793        $16,896,346     $13,701,279      $180,708      $30,778,333
3-for-2 stock split              2,493,879
Stock Options Exercised              2,775             18,500                                         18,500
Net income                                                          1,733,735                      1,733,735
Translation gain                                                                     63,943           63,943
                                 ---------        -----------     -----------      --------      -----------
September 28, 1996               7,484,447        $16,914,846     $15,435,014      $244,651      $32,594,511
                                 =========        ===========     ===========      ========      ===========

           See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                        Three Months Ended
                                              ------------------------------------------
                                              September 28, 1996      September 30, 1995
                                              ------------------      ------------------
OPERATING ACTIVITIES:
    Cash received from customers                  $17,986,814            $ 16,406,023
    Cash paid to suppliers and employees          (14,512,369)            (14,810,233)
    Interest paid                                    (220,330)               (401,966)
    Interest received                                  55,603                  17,539
    Income taxes paid                                (158,227)                (34,760)
                                                   ----------            ------------
        Net cash provided by operating activities   3,151,491               1,176,603
                                                   ----------            ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment               (682,125)               (365,320)
    Construction and equipment costs for
      new dyehouse and warehouse                     (194,406)                     --
                                                   ----------            ------------
        Net cash used in investing activities        (876,531)               (365,320)
                                                   ----------            ------------

FINANCING ACTIVITIES:
    Net borrowings under line of
        credit arrangements                          (338,785)               (654,434)
    Principal payments on long-term debt              (54,165)                (54,165)
    Principal payments under capital lease
      obligations                                     (16,592)                (41,592)
    Proceeds from issuance of common stock             18,500                      --
                                                   ----------            ------------
        Net cash used in financing activities        (391,042)               (750,191)
                                                   ----------            ------------

INCREASE (DECREASE) IN CASH                         1,883,918                  61,092
CASH AT:
    BEGINNING OF PERIOD                               189,846                 142,555
                                                   ----------            ------------
    END OF PERIOD                                  $2,073,764            $    203,647
                                                   ==========            ============


           See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                                 (UNAUDITED)



                                                        Three Months Ended
                                              ------------------------------------------
                                              September 28, 1996      September 30, 1995
                                              ------------------      ------------------
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income                                    $1,733,735              $1,357,175
    Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                   430,691                 394,288
      Amortization of deferred expenses               18,419                  44,345
      Provision for deferred taxes                    57,130                (423,364)
      Currency translation (gain) loss               (22,431)                 27,167
      Change in assets and liabilities:
          Accounts receivable                        407,700              (1,223,658)
          Inventory                                 (328,656)                340,757
          Prepaid expenses and other                 229,811                 172,464
          Trade accounts payable                     218,366                (273,729)
          Accrued liabilities                        406,726                 761,158
                                                  ----------              ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                      $3,151,491              $1,176,603
                                                  ==========              ==========

          See notes to unaudited consolidated financial statements

                           CONSO PRODUCTS COMPANY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                             September 28, 1996


1.  CONSOLIDATION
         The financial statements are unaudited and include the accounts of the Company, its subsidiary, British Trimmings Limited and its subsidiaries (all operating within the United Kingdom), and Conso's subsidiary, Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant.

         The British Trimmings Limited balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as published in the Wall
Street Journal.   Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average of the month-end exchange rates in effect during the period. The Val-Mex subsidiary's operations are not significant in relation to the Company's operations. All significant intercompany accounts and transactions, and profit and loss on intercompany transactions are eliminated in consolidation.

2.  INTERIM PERIOD FINANCIAL STATEMENTS
         The unaudited consolidated financial statements for the three months ended September 28, 1996 and September 30, 1995 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending June 28, 1997.

         Certain previously reported amounts have been reclassified to conform with the current year presentation.

         The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three month periods ended September 28, 1996 and September 30, 1995 each include 13 weeks.

3.  INVENTORIES
         The composition of inventories at September 28, 1996 and June 29, 1996 was as follows:


                                      September 28, 1996     June 29, 1996
                                      ------------------     -------------
Raw Materials                            $ 6,614,963          $ 6,357,327
Work-In-Process                            2,997,699            3,325,497
Finished Goods                            10,836,457           10,381,998
                                         -----------          -----------
Totals                                   $20,449,119          $20,064,822
                                         ===========          ===========

4.  EMBROIDERY OPERATIONS
        In September 1995, the Company made a special provision of $250,000 to absorb charges relating to equipment and inventory of its embroidery operations, which it had completed substantial disposition by September
1996, using the full provision.

5.  INCOME TAXES
        The Company's effective tax rate increased in the current quarter compared to the prior year's quarter as the Company did not record any additional Jobs Tax Credits since there were no increases in employment in South Carolina in the current year's first quarter. $141,900 was recorded in the prior years' quarter.

6.  STOCK SPLIT
        On September 5, 1996, the Company announced a 3-for-2 split of its common stock, issued on October 4, 1996 to shareholders of record at the close of business on September 16, 1996.

        On September 7, 1995, the Company announced a 3-for-2 split of its common stock, issued on October 6, 1995 to shareholders of record at the close of business on September 18, 1995.

        Share and per share amounts have been adjusted for the 3-for-2 stock splits.

7.  STOCK OPTIONS
        On September 7, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2,775 options were exercised on September 18, 1996. The options were granted at $6.67 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock splits.)

        On September 5, 1996, the Company granted additional options to certain key employees to purchase an aggregate of 79,500 shares of the Company's common stock under its 1993 Stock Option Plan. The options were granted at $11.00 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock split.)

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.

        The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, including the financial information and management's discussion contained or incorporated by reference therein.

RESULTS OF OPERATIONS

Quarter Ended September 28, 1996 Compared to Quarter Ended September 30, 1995

        Net sales for the quarter ended September 28, 1996, were $17.0 million, relatively flat with the prior year's first quarter. Conso US contributed an increase of $308,000 or 2.6%, a slight improvement over the comparable prior year quarter, while British Trimmings declined $363,000 or 7.1%. Sales in the prior year's first quarter were up 26% over the 1995 fiscal year's first quarter, an exceptional quarterly increase compared to the 18.6% increase in sales for the full fiscal year 1996. Incoming orders and shipments in the US and the UK have risen since the beginning of the current year's second quarter through November 7, 1996 over the same period in the prior year's quarter. In the US, incoming orders and shipments (excluding intercompany transactions) have risen 7.3% and 7.1%, respectively, and in the U.K. 9.4% and 9.1%, respectively.

Sales by customer type were as follows:

                                       Total         Change         % of Change
                                       -----         ------         -----------
Distributors                       $ 6,778,000     $  27,000          up  0.4%
Manufacturers                        7,525,000        54,000          up  0.7%
Retailers                            2,709,000      (136,000)       down  4.8%
------------------------------------------------------------------------------
Total                              $17,012,000     $ (55,000)       down  0.3%
==============================================================================



        Sales outside the US and UK (the Company's major sales regions) increased to $1.9 million, a 17.5% increase over the comparable prior year quarter. Sales outside the US and UK by geographic region were as follows:

                                          Total      Change         % of Change
                                          -----      ------         -----------
Western Hemisphere                    $  914,000    $211,000          up  30.0%
Continental Europe Middle East           538,000     (41,000)       down   7.7%
Pacific Rim                              419,000     108,000          up  34.8%
-------------------------------------------------------------------------------
Total                                 $1,871,000    $278,000          up  17.5%
===============================================================================

        Sales into the Middle East increased $25,636 or 31.2% while sales into Continental Europe decreased $66,781 or 13.4% due to a certain large order in the prior year not recurring in the current year.

        The gross margin for the quarter continued to improve to 39.8% from the prior year quarter's 36.2% (before the effects of a one-time special provision). A special provision of $250,000 (1.5%) was made in the prior year by Conso US to absorb charges relating to the disposal of equipment and inventory of its embroidery operations, the disposition of which was substantially completed by the end of the current first quarter. This provision reduced the prior year's gross margin in the first quarter by 1.5% to 34.7% and earnings per share by 3 cents. The increase in gross margin is attributable to a price increase effected early in the calendar year, certain process improvements implemented in production operations over the past several years, the effect of correcting an error in calculating British Trimmings purchase price variance in the second half of fiscal year 1996 ($60,000 or 0.4%), and the special provision ($250,000) in the prior year's first quarter.

         Certain of the prior year's amounts have been reclassified between cost of goods sold and selling, general and administrative expenses to conform to the current quarter's presentation since British Trimmings is now on the full standard cost accounting system.

        Distribution expenses remained relatively flat at 4.2% of net sales.

         Selling expenses increased $173,000 from 10.9% to 12% of net sales. Conso US selling expenses increased $135,000, up from 10.6% in the prior year to 11.5% in the current year. British Trimmings' selling expenses, representing 13.2% of its net sales, increased $38,000 from the prior year's first quarter. The increases were due primarily to the addition of a new product manager and marketing program for decorative accessories as a result of the addition of the Claesson Company, (in March 1996), a new product manager for the workroom supplies product lines, marketing and other customer support for the Wendy Cushing Trimmings lines introduced in November 1995, and other increased sales and marketing activities related to these areas.

        General and administrative expenses decreased $82,000. Of the decrease, Conso US contributed $45,000 through decreases in its general and administrative expenses from 6.9% to 6.3% of its net sales. British Trimmings contributed the remaining $37,000 of the decrease. Historically, British Trimmings administrative costs have been higher as a percentage of sales. British Trimmings administrative costs represented 8.0% of its net sales for the first quarter of the current year down from 8.1% in the prior year.

        Average outstanding debt (with interest) was lower and overnight deposits higher in the first quarter of the current year than at the end of the first quarter of the prior year. Accordingly net interest costs decreased $124,000 in the current quarter compared to the prior year's quarter.

        The Company's effective tax rate increased in the current quarter compared to the prior year's quarter as the Company did not record any additional Jobs Tax Credits since there were no increases in employment in South Carolina in the current year's first quarter. $141,900 was recorded in the prior year's quarter.

        Net income for the quarter ended September 28, 1996 was $1,734,000, an increase of $377,000 or 27.7% over the net income of the first quarter of the prior year of $1,357,000, bringing earnings per share to 23 cents from the prior year's 18 cents. These earnings per share amounts reflect the 3-for-2 stock splits given in the form of a 50% share dividend paid on October 4, 1996 and October 6, 1995. Conso US net income increased $379,000 over the prior year quarter's net income, while British Trimmings net income remained relatively flat (after adjustments for intercompany transactions, foreign exchange translation and purchase accounting).

LIQUIDITY AND CAPITAL RESOURCES

        The outstanding aggregate balances of both the Company's and British Trimmings' lines of credit and the British Trimmings' (line of credit type) overdraft facility were $6.7 million at September 28, 1996, with approximately $4.1 million available for future borrowings subject to satisfaction of certain borrowing base requirements. Working capital improved by $1.2 million to $20.7 million at September 28, 1996, from $19.5 million at June 29, 1996, despite increased capital expenditures.

        The Company had budgeted approximately $1.3 million for capital expenditures during the 1997 fiscal year (excluding building expansions or possible acquisition of other businesses). In the US, Conso had budgeted $2.3 million for the construction of a new dyehouse facility and related equipment and $3.7 million for a new warehouse facility. These expansions will free up much needed additional production and some office space. At September 28, 1996, approximately $194,000 had been spent on these projects with the majority of this amount going toward the purchase of dyehouse equipment. Excluding the dyehouse and warehouse projects, capital expenditures for the first quarter were approximately $682,000. This amount, which was greater than originally anticipated for the quarter, was due to the acceleration of expenditures at British Trimmings to further streamline their production processes and better facilitate the Conso US inventory control systems.

        Although the Company's capital expenditures may exceed its original estimate, further assessment will be made in the next quarter as to whether an increase in the budgeted amounts is appropriate. The Company's goal is to maintain capital expenditures (other than for building expansions or possible business acquisitions) in line with its depreciation expense to maintain liquidity.

        Since the Company, in 1994, retired its $1.6 million dollar equipment loan that carried an annual interest rate of 11.85%, the Company's equipment and certain British Trimmings' assets are available as collateral for additional borrowings.

         The Company recently completed a renegotiation of its NationsBank, N.A. revolving loan facility to facilitate the construction of the new dyehouse and warehouse facilities and allow for potential future expansions or the acquisition of other businesses. Effective November 25, 1996, the new facility provides for an increase in the total borrowings from $10 million to $15 million and a reduction in interest rates on borrowings in British pounds sterling from U.K. LIBOR plus 125 basis points to U.K. LIBOR plus 100 basis points (a 25 basis point reduction) and a change in the US borrowing rate from the 90 day CD rate plus 275 basis points to the 30 day US LIBOR rate plus 100 basis points (October average reduction of 179 basis points). Certain covenants are being amended to reflect the Company's improved financial position, the reduction in the interest rate and reduced reporting requirements by NationsBank, N.A. In addition the excess cash of $2 million reflected in the Balance Sheet will be used to repay the Company's term loan secured by US real estate of approximately the same amount which is currently carrying a fixed interest rate of 9%.

         The Company believes that cash generated by operations and available borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future, but excluding possible additional acquisitions of other businesses. Based on the Company's financial position, the Company believes that it will also be able to obtain any additional financing necessary to fund its planned long-term growth and expansion. Such additional financing may include long-term debt or equity; however, (except to increase its availability under its line of credit for near-term requirements, as previously discussed) the Company has not yet made arrangements for any such additional financing.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets its products; changes in consumer fashion preferences for finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings business; the Company's ability to successfully continue its international expansion and to successfully and profitably integrate into its operations any existing businesses it may acquire; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's business; fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to or disruption of the Company's production facilities and equipment; delays and disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.

Part II         Other Information

Item 6          Exhibits and Reports on Form 8-K

                (a)     Exhibits

                        27.  Financial Data Schedule

                (b)     Reports on Form 8-K

                        None

                                  SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CONSO PRODUCTS COMPANY


Dated:  November 11, 1996      By:     /s/ David B. Dechant
                                       ---------------------------------------
                               Name:   David B. Dechant
                               Title:  Chief Accounting Officer and Controller


Dated:  November 11, 1996      By:     /s/ Gilbert G. Bartell
                                       ---------------------------------------
                               Name:   Gilbert G. Bartell
                               Title:  Chief Financial Officer and
                                       Vice President of Finance/Treasurer