Form 10-Q
period 1996-12-28
CONSO PRODUCTS CO
filed 1997-02-11
CIK 914448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 28, 1996

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------
Commission file number:   0-22942

                             CONSO PRODUCTS COMPANY
         ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  South Carolina                       57-0986680
          ------------------------------      ---------------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

513 North Duncan Bypass, P.O. Box 326, Union, South Carolina         29379
------------------------------------------------------------      -----------
            (Address of principal executive offices)              (Zip Code)

                                  864/427-9004
                            -------------------------
                           (Issuer's telephone number)

                                 Not applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                     ---   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of February 10, 1997:

               Common Stock, no par value.......7,486,447 shares.

                                TABLE OF CONTENTS

Part I.         Financial Information                                                           Page No.
-------         ---------------------                                                           --------
                Item 1.  Financial Statements

                Consolidated Balance Sheets (unaudited) as of  December 28,
                             1996 and June 29, 1996                                              3

                Consolidated Statements of Operations (unaudited) for the three months and six months ended December 28, 1996 and
                             December 30, 1995                                                   5

                Consolidated Statement of Shareholders' Equity (unaudited) for the three months and six months ended December 28,
                             1996                                                                6

                Consolidated Statements of Cash Flows (unaudited) for the six months ended December 28, 1996, and December 30,
                             1995                                                                7

                Notes to Consolidated Financial Statements (unaudited)                           9

                Item 2.  Management's  Discussion and  Analysis of Financial
                             Condition and Results of Operations                                12

Part II.        Other Information
                Item 4.  Submission of Matters to a Vote of Security Holders                    18
                Item 6.  Exhibits and Reports on Form 8-K                                       18


Signatures                                                                                      20

PART I.      FINANCIAL INFORMATION
-------      ---------------------

ITEM 1.      FINANCIAL STATEMENTS


                             CONSO PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                  December 28, 1996  June 29, 1996
                                                                  -----------------  -------------
ASSETS
CURRENT ASSETS
 Cash                                                             $  1,297,643      $    189,845

 Accounts receivable, net of allowances for bad debts
   and customer deductions of $263,294 and $327,770
   on December 28, 1996 and June 29, 1996, respectively             11,360,687        11,522,528
 Inventories                                                        22,311,331        20,064,822
 Prepaid expenses and other                                            566,300           941,702
 Deferred income taxes - current portion                               443,004           602,936
                                                                  ------------      ------------
   Total current assets                                             35,978,965        33,321,833
                                                                  ------------      ------------
PROPERTY AND EQUIPMENT
 Land                                                                1,195,509         1,082,911
 Buildings and improvements                                          7,721,654         6,779,693
 Machinery and equipment                                            12,980,377        11,104,034
                                                                  ------------      ------------
  Total                                                             21,897,540        18,966,638
Accumulated depreciation                                            (7,641,634)       (6,592,375)
                                                                  ------------      ------------
  Total property and equipment, net                                 14,255,906        12,374,263
                                                                  ------------      ------------
DEFERRED INCOME TAXES (Note 5)                                       1,269,017         1,282,531
                                                                  ------------      ------------
DEFERRED COSTS (principally loan costs)                                251,330           298,885
                                                                  ------------      ------------
TOTAL ASSETS                                                      $ 51,755,218      $ 47,277,512
                                                                  ============      ============


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)


                                                                 December 28, 1996  June 29, 1996
                                                                 -----------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                                           $  8,104,382      $  6,990,509
  Current maturities of long-term debt and capital leases              254,316           477,933
  Trade accounts payable                                             3,897,304         3,415,876
  Accrued liabilities                                                3,538,703         2,976,595
                                                                  ------------      ------------
  Total current liabilities                                         15,794,705        13,860,913
                                                                  ------------      ------------
NONCURRENT LIABILITIES
Long-term debt                                                         105,906         2,107,910
Deferred income taxes                                                  592,565           530,356
                                                                  ------------      ------------
  Total noncurrent liabilities                                         698,471         2,638,266
                                                                  ------------      ------------
SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock (no par, 10,000,000 shares authorized;
   no shares issued)                                                      --                --
  Common stock (no par, 50,000,000 shares authorized;
   7,485,247 shares issued)                                         16,920,182        16,896,346
  Retained earnings                                                 17,499,250        13,701,279
  Cumulative translations gain                                         842,610           180,708
                                                                  ------------      ------------
   Total shareholders' equity                                       35,262,042        30,778,333
                                                                  ------------      ------------
  TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY
                                                                  $ 51,755,218      $ 47,277,512
                                                                  ============      ============

           See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months Ended             Six Months Ended
                                       ----------------------------  ----------------------------
                                       December 28,    December 30,  December 28,    December 30,
                                           1996           1995          1996              1995
                                       ------------    ------------  ------------    ------------
NET SALES                             $ 18,534,296    $ 17,318,913  $ 35,546,610    $ 34,386,020

COST OF GOODS SOLD                      11,197,122      10,968,311    21,436,548      22,111,563
                                      ------------    ------------  ------------    ------------

GROSS MARGIN                             7,337,174       6,350,602    14,110,062      12,274,457
                                      ------------    ------------  ------------    ------------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES:
 Distribution expense                      776,869         730,362     1,490,129       1,441,274
 Selling expense                         2,059,205       1,880,167     4,094,607       3,742,573
 General and administrative expense      1,190,060       1,204,242     2,344,087       2,440,155
 Currency exchange (gain) loss             (96,273)        (15,381)     (118,704)         17,875
                                      ------------    ------------  ------------    ------------
   Total                                 3,929,861       3,799,390     7,810,119       7,641,877
                                      ------------    ------------  ------------    ------------
INCOME FROM OPERATIONS                   3,407,313       2,551,212     6,299,943       4,632,580

INTEREST EXPENSE, NET                      113,182         211,138       244,378         466,378
                                      ------------    ------------  ------------    ------------
INCOME BEFORE INCOME TAXES               3,294,131       2,340,074     6,055,565       4,166,202

INCOME TAX PROVISION (Note 5)            1,229,895         757,623     2,257,594       1,226,576
                                      ------------    ------------  ------------    ------------

NET INCOME                            $  2,064,236    $  1,582,451  $  3,797,971    $  2,939,626
                                      ============    ============  ============    ============

Net income per share                  $       0.28    $       0.21  $       0.51    $       0.40
                                      ============    ============  ============    ============

Weighted average number of shares
  outstanding                            7,484,983       7,432,445     7,483,480       7,432,445
                                      ============    ============  ============    ============

           See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                      THREE MONTHS ENDED DECEMBER 28, 1996

                                    Common Stock
                               --------------------------
                                                                          Cumulative
                                                             Retained     Translation
                               Shares Issued     Amount      Earnings     Adjustments       Total
                               -------------  -----------   -----------   ------------    -----------
Balance, September 28, 1996     7,484,447     $16,914,846   $15,435,014   $   244,651     $32,594,511

Stock options exercised               800           5,336                                       5,336

Net income                                                    2,064,236                     2,064,236

Translation gain                                                              597,959         597,959
                                ---------     -----------   -----------   -----------     -----------

Balance, December 28, 1996      7,485,247     $16,920,182   $17,499,250   $   842,610     $35,262,042
                                =========     ===========   ===========   ===========     ===========

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                       SIX MONTHS ENDED DECEMBER 28, 1996

                                     Common Stock
                               ------------------------
                                                                           Cumulative
                                                             Retained      Translation
                               Shares Issued   Amount        Earnings      Adjustments       Total
                                ---------   -----------     -----------   -----------    -----------
Balance, June 29, 1996          4,987,793   $16,896,346     $13,701,279   $   180,708    $30,778,333

3-for-2 stock split             2,493,879

Stock options exercised             3,575        23,836                                       23,836

Net income                                                    3,797,971                    3,797,971

Translation gain                                                              661,902        661,902
                                ---------   -----------     -----------   -----------    -----------

Balance, December 28, 1996      7,485,247   $16,920,182     $17,499,250   $   842,610    $35,262,042
                                =========   ===========     ===========   ===========    ===========


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                 ------------------------------------
                                                                 December 28, 1996  December 30, 1995
                                                                 ------------------------------------
OPERATING ACTIVITIES:
  Cash received from customers                                    $   37,285,470        $ 34,755,943
  Cash paid to suppliers and employees                               (30,459,202)        (29,695,530)
  Interest paid                                                         (419,327)           (470,743)
  Interest received                                                      115,758              54,120
  Income taxes paid                                                   (1,677,232)           (886,518)
                                                                  --------------        ------------
  Net cash provided by operating activities                            4,845,467           3,757,272
                                                                  --------------        ------------
INVESTING ACTIVITIES:
  Purchase of officer's life insurance                                    --                 (14,667)
  Purchase of property and equipment                                  (1,058,989)           (632,025)
  Purchase of London production facility                                  --                (796,110)
  Construction and equipment costs for new
    dyehouse and warehouse                                              (918,312)                 --
                                                                  --------------        ------------
  Net cash used in investing activities                               (1,977,301)         (1,442,802)
                                                                  --------------        ------------
FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit arrangement             478,189          (1,976,970)
  Principal payments on long-term debt                                (2,233,320)           (206,099)
  Principal payments under capital lease obligations                     (29,073)            (77,675)
  Exercise of stock options                                               23,836             215,140
                                                                  --------------        ------------
  Net cash used in financing activities                               (1,760,368)         (2,045,604)
                                                                  --------------        ------------
INCREASE IN CASH                                                       1,107,798             268,866
CASH AT:
  BEGINNING OF PERIOD                                                    189,845             142,555
                                                                  --------------        ------------
  END OF PERIOD                                                   $    1,297,643        $    411,421
                                                                  ==============        ============

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                               -----------------------------------
                                                               December 28, 1996  December 30,1995
                                                               -----------------  ----------------
RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES
 Net income                                                      $     3,797,971    $  2,939,626
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                           861,179         804,689
  Amortization of deferred expenses                                       54,086          59,380
  Provision for deferred taxes                                           117,085        (788,234)
  Currency translation (gain) loss                                      (118,704)         17,875
  Payment of capitalized loan origination costs                             --            (1,111)
  Change in assets and liabilities:
   Accounts receivable                                                   461,424        (544,123)
   Inventory                                                          (1,596,689)         52,056
   Prepaid expenses and other                                            203,263         271,970
   Income Taxes Receivable                                               206,374            --
   Trade accounts payable                                                332,335        (295,383)
   Accrued liabilities                                                   270,240         495,580
   Income taxes payable                                                  256,903         744,947
                                                                 ---------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $     4,845,467    $  3,757,272
                                                                 ===============    ============



            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 28, 1996

1.       CONSOLIDATION

        The financial statements are unaudited and include the accounts of the Company, its subsidiary, British Trimmings Limited, and its subsidiaries (all operating within the United Kingdom) (collectively, "British Trimmings"), and Conso's subsidiary, Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant (collectively the "Company").

         The British Trimmings balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as reported in the Wall Street Journal. Assets and liabilities are translated based on the exchange rates in effect on the balance sheet date. Income statement amounts are translated using the average of the month-end exchange rates in effect during the period. The Val-Mex subsidiary's operations are not significant in relation to the Company's operations. All significant intercompany accounts and transactions, and profit and loss on intercompany transactions are eliminated in consolidation.

2. INTERIM PERIOD FINANCIAL STATEMENTS
          The unaudited consolidated financial statements for the three months and six months ended December 28, 1996 and December 30, 1995, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in the notes below. These financial statements have been prepared in accordance with the generally accepted accounting principles for the interim financial information and the instruction of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending June 29, 1996.

         Certain previously reported amounts have been reclassified to conform with the current year presentation.

         The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three month and six month periods ended December 28, 1996 and December 30, 1995, each included 13 weeks and 26 weeks, respectively.

3.  INVENTORIES

      The composition of inventories at December 28, 1996, and June 29, 1996, was as follows:


                                                           December 28, 1996       June 29, 1996
                                                           -----------------       -------------
Raw Materials                                               $   6,686,241           $  6,357,327
Work-In-Process                                                 4,335,662              3,325,497
Finished Goods                                                 11,289,428             10,381,998
                                                            -------------           ------------
Totals                                                      $  22,311,331           $ 20,064,822
                                                            -------------           ------------

4. PROPERTY AND EQUIPMENT

        In September 1995, the Company made a special provision of $250,000 to absorb charges relating to the disposal of equipment and inventory of its embroidery operations, which it had completed substantial disposition by September 1996, using the full provision.

        In December 1995, the Company completed the purchase of a 20,000 square foot production facility in London at a cost of $796,000. The 9,500 square foot facility previously used by the Company was sold on January 29, 1997 for $393,000, resulting in a gain of $75,000.

5. INCOME TAXES

        The Company's effective tax rate increased in the current quarter compared to the prior year's quarter as the Company did not record any additional Jobs Tax Credits since there were minor increases in employment in South Carolina in the current year's second quarter.

6. STOCK SPLIT

         On September 5, 1996, the Company announced a 3-for-2 split of its common stock, issued on October 4, 1996 to shareholders of record at the close of business on September 16, 1996.

         On September 7, 1995, the Company announced a 3-for-2 split of its common stock, issued on October 6, 1995 to shareholders of record at the close of business on September 18, 1995.

         Share and per share amounts have been adjusted for both 3-for-2 stock splits.

7. STOCK OPTIONS

         On September 7, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2,775 options were exercised on September 18, 1996 and an additional 800 options were exercised on October 28, 1996. The options were granted at $6.67 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock splits.)

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

8. DEBT AGREEMENT
         The Company renegotiated with its US bank the terms of its revolving loan agreement. The new agreement provides for an increase in the total borrowings from $10 million to $15 million. Advances bear interest at a per annum interest rate equal to the one-month, US LIBOR rate plus 1% per annum.

        On November 25, 1996, the Company paid off its $2.1 million term loan secured by real estate (without a prepayment penalty) as a result of the new agreement mentioned above.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the attached unaudited consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended June 29, 1996, including the financial information and management's discussion contained or incorporated by reference therein.

RESULTS OF OPERATIONS

 QUARTER ENDED DECEMBER 28, 1996 COMPARED TO QUARTER ENDED DECEMBER 30, 1995

        Net sales for the quarter ended December 28, 1996, of $18.5 million were $1.2 million or 7.0% higher than for the comparable prior year quarter. Conso US increased 6.0%, a significant improvement over the first quarter of fiscal 1997, which reflected an increase of 2.6% over the first quarter of the prior year, while British Trimmings sales increased 9.6%, an even more noticeable improvement considering the 7.1% decline in the first quarter of fiscal 1997 compared to the first quarter of the prior year. Incoming orders for the first several weeks of the third quarter compared to the same period of the prior year are coming in at higher rates than sales have increased thus far in the current year, as well.

         Sales by customer type were as follows:


Distributors                                  $ 7,850,000              up 16.1%
Manufacturers                                   7,504,000            down  0.8%
Retailers                                       3,180,000              up  6.2%
--------------------------------------------------------------------------------
Totals                                        $18,534,000              up  7.0%
================================================================================


         Sales to manufacturers were up at Conso US, but relatively flat overall as some orders by British Trimmings customers appear to have been delayed into the third quarter, while sales to distributors and retailers continued to show nice improvements.

         Sales outside the US and UK (the Company's major sales regions) increased to $2.2 million, a 31.5% increase over the comparable prior year quarter. Sales outside the US and UK by geographic region were as follows:


Western Hemisphere                              $ 1,002,000            up 24.1%
Continental Europe, Middle East                     771,000            up 26.4%
Pacific Rim                                         412,000            up 68.8%
--------------------------------------------------------------------------------
Totals                                          $ 2,185,000            up 31.5%
================================================================================


         The gross margin for the quarter remained strong at $7.3 million or 39.6% of net sales, ahead of the prior year's second quarter of $6.4 million or 36.7% of net sales. The increase coming from both Conso US (from 39.5% to 42.2%) and British Trimmings (from 29.4% to 33.0%) was primarily due to price increases, process improvements and greater economies of scale. A portion of the increase at British Trimmings (1.5% of sales) is due to the reclassification of certain sampling and other marketing related costs to marketing to conform with the Conso US presentation.

         Distribution expenses remained relatively flat at 4.2% of net sales.

        Selling expenses increased $179,000, edging up from 10.9% to 11.1% of net sales. Conso US selling expenses increased $49,000, but declined as a percent of net sales from 10.5% in the prior year to 10.3% in the current year. British Trimmings' selling expenses increased $130,000 from the prior year's second quarter from 11.8% to 13.2% of its net sales. The increases at Conso US are due primarily to the addition of a new product manager and marketing program for decorative accessories as a result of the acquisition of the Claesson Company, (in March 1996), a new product manager for the workroom supplies product lines, and other increased sales and marketing activities related to these areas. The increases at British Trimmings are due to increased sampling, and other marketing efforts, advertising, an extra exhibition in the Middle East this year, and the support of the Pacific Rim from Stockport instead of from the US operations. In addition, approximately half of the dollar increase at British Trimmings is due to the reclassification of certain marketing related costs to selling expense to conform to the Conso US format.

        General and administrative expenses were approximately the same as the prior year both at Conso US and British Trimmings, but declined as a percent of net sales from 7.0% in the second quarter of the prior year to 6.4% in the current quarter. A currency translation gain further reduced total selling, general and administrative costs by $81,000 over the prior year's second quarter.

          Average outstanding debt (with interest) was lower and overnight deposits higher in the second quarter of the current year than in the second quarter of the prior year. Accordingly net interest costs decreased $98,000 in the current quarter compared to the prior year's quarter.

         The Company's effective tax rate increased in the current quarter compared to the prior year's quarter as the Company did not record any additional Jobs Tax Credits since there were minor increases in employment in South Carolina in the current year's second quarter. $167,000 of Jobs Tax Credits were recorded in the prior year's quarter.

         Net income for the quarter ended December 28, 1996 was $2,064,000, an increase of $482,000 or 30.4% over the net income of the second quarter of the prior year of $1,582,000, bringing earnings per share to 28 cents from the prior year's 21 cents. These earnings per share amounts reflect the 3-for-2 stock splits given in the form of a 50% share dividend paid on October 4, 1996 and October 6, 1995. Conso US' net income increased $464,000 over the prior year quarter's net income, and British Trimmings' net income was up by $17,000 after adjustments for intercompany transactions, foreign exchange translation and purchase accounting adjustments.

                       SIX MONTHS ENDED DECEMBER 28, 1996
                 COMPARED TO SIX MONTHS ENDED DECEMBER 30, 1995

         Net sales for the six months ended December 28, 1996 grew to $35.5 million, a $1.2 million or 3.4% increase over the prior year's period. Sales by Conso US were up 4.3% to $25.5 million. Sales by British Trimmings picked up nicely in the second quarter (9.6%) but ended up with a slight increase (1.0%) for the six months as a result of the weak first quarter. The Company is encouraged as incoming orders for the first several weeks of the third quarter have come in at higher rates over the prior year than in the sales increases reported thus far for fiscal 1997.

         Sales by customer type were as follows:


Distributors                                 $14,628,000                up 8.3%
Manufacturers                                 15,029,000              flat 0.0%
Retailers                                      5,889,000                up 0.9%
--------------------------------------------------------------------------------
Totals                                       $35,546,000                up 3.4%
================================================================================


         Sales to manufacturers continued to be disappointing at the British Trimmings operation. Among other things, the Company intends to more aggressively pursue the manufacturing business. Otherwise, distributor and retailer sales continued to increase.

         Sales outside the US and UK (the Company's major sales regions) increased to $4.0 million, a 25.3% increase over the comparable prior year period. Sales outside the US and UK by geographic region were as follows:


Western Hemisphere                                $ 1,870,000        up 28.6%
Continental Europe, Middle East                     1,309,000        up 10.1%
Pacific Rim                                           831,000        up 49.8%
--------------------------------------------------------------------------------
Totals                                            $ 4,010,000        up 25.3%
================================================================================


        The gross margin improved from $12.3 million or 36.4% of net sales to $14.1 million or 39.7% of net sales with margins at Conso US (after intercompany eliminations and purchase price adjustments and before the prior year's $250,000 reserve described below) improving from 40.0% to 41.9% and increasing from 30.2% to 34.2% at British Trimmings. At Conso US, the improvements in gross margin were due in part to price increases, process improvements and greater economies of scale due to increased production relating to increased sales. At Conso US, a special provision of $250,000 (less than 1% of net sales) was made in the prior year to absorb charges relating to the disposal of its embroidery operations, the disposition of which was substantially complete by the end of the first quarter. The provision reduced the prior year's consolidated gross margin to 35.7% from 36.4% and the Conso US gross margin to 38.0% from 40.0%. At British Trimmings, improvements in gross margin were primarily from price increases and product mix. A portion of the improvement at British Trimmings (1% of net sales) was due to the reclassification of certain marketing related costs to selling expense to conform to the Conso US presentation.

         Distribution expenses remained relatively flat at 4.2% of net sales.

         Selling expenses increased $352,000 or 9.4% and increased as a percentage of net sales from 10.9% to 11.5%. The increase resulted from additional sales personnel costs, marketing costs, the additional costs of the international sales offices, and the reclassification of certain items to selling expense, as previously discussed.

         General and administrative expenses decreased $96,000 or 3.9% from 7.1% to 6.6% of net sales. The decreases were a result of reductions in costs in many areas including paper supplies, telecommunications, corporate travel, and others. Of the decrease, Conso US contributed $72,000, through decreases in its general and administrative expenses to 6.1% of its net sales. British Trimmings contributed the remaining $24,000 of the decrease to 7.7% of its net sales.

         Operating income for the current six month period increased 36.0% from $4.6 million or 13.5% of net sales to $6.3 million or 17.7% of net sales, even though selling, general and administrative costs increased overall.

        The Company's tax provision for the six month period was not favorably affected by South Carolina Jobs Tax Credits since there were minimal job increases at the Union, S.C. plants.

        Net income for the six month period ended December 28, 1996 was $3,798,000, an increase of $858,000, or 29.2%, over the net income of the prior year's six month period of $2,940,000 bringing earnings per share to 51 cents from the prior year's 40 cents per share. These earnings per share amounts reflect the 3-for-2 stock splits effected in the form of 50% share dividends paid on October 4, 1996 and October 6, 1995. Conso US' net income increased $843,000 over the prior year's six month period, while British Trimmings' net income increased $15,000 from the prior year's six month period (after adjustments for intercompany transactions, foreign exchange translations and purchase accounting).

LIQUIDITY AND CAPITAL RESOURCES

        The Company recently completed a renegotiation of its NationsBank, N.A. revolving loan facility to facilitate the construction of the new dyehouse and warehouse facilities and allow for potential future expansions or the acquisitions of other businesses. Effective November 25, 1996, the new facility provided for an increase in the total borrowings from $10 million to $15 million and a reduction in interest rates on borrowings in British pounds sterling from UK LIBOR plus 125 basis points to UK LIBOR plus 100 basis points (a 25 basis points reduction) and a change in the US borrowing rate from the 90 day CD rate plus 275 basis points to the 30 day US LIBOR rate plus 100 basis points (a reduction of 102 basis points as of December 28, 1996). In addition, the Company used available cash of $2 million to repay the Company's term loan secured by US real estate which bore interest at a fixed interest rate of 9%.

         The outstanding aggregate balances of both the Company's and British Trimmings' lines of credit and the British Trimmings' (line of credit type) overdraft facility were $8.1 million at December 28, 1996, with approximately $7.7 million available for future borrowings subject to satisfaction of certain borrowing base requirements. Working capital declined from $20.7 million at September 28, 1996, but remained strong at $20.2 million, above the $19.5 million at June 29, 1996, despite increased capital expenditures, particularly for the building expansions and equipment.

        The Company had originally budgeted approximately $1.3 million for capital expenditures during the 1997 fiscal year (excluding building expansions or possible acquisitions of other businesses). In the US, Conso had budgeted $2.3 million for the construction of a new dyehouse facility and related equipment and $3.7 million for a new warehouse facility and some new equipment. These expansions will free up much needed additional production and some office space. At December 28, 1996, approximately $918,000 had been spent on these projects with the majority of this amount going toward the purchase of dyehouse equipment. Excluding the dyehouse and warehouse projects, capital expenditures for the first half of the year were approximately $1,059,000. This amount, which was greater than originally anticipated for the first six months, was due to the acceleration of expenditures at British Trimmings to further streamline their production processes and better facilitate the Conso US inventory control systems. The Company has increased it budget for 1997 capital expenditures to $1,750,000.

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

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements contained herein as to Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets its products; changes in consumer fashion preferences for finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings business; the Company's ability to successfully continue its international expansion and to successfully and profitably integrate into its operations any existing businesses it may acquire; changes in the cost and availability into its operations any existing businesses it may acquire; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's business; fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to or disruption of the Company's products and raw materials; disruption of operations in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.

Part II  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following tabulation sets forth the matters voted upon at the Annual Meeting of Shareholders of the Registrant held October 15, 1996, and the votes on each such matter:

                                                 Against/                  Broker
                                     For         Withheld       Abstain   Nonvotes
                                     ---         --------       -------   --------
ELECTION OF DIRECTORS
J. Cary Findlay                    6,640,684           0        82,012      N/A
Antony W. Laughton                 6,640,684           0        82,012      N/A
John H. Maxheim                    6,640,684           0        82,012      N/A
James H. Shaw                      6,640,309           0        82,387      N/A
Konstance J.K. Findlay             6,640,309           0        82,387      N/A
Marcus T. Hickman                  6,640,009           0        82,687      N/A
S. Duane Southerland               6,640,684           0        82,012      N/A

APPROVAL OF SELECTION OF
DELOITTE & TOUCHE LLP AS
INDEPENDENT PUBLIC
ACCOUNTANTS                        6,718,563       1,650         2,483      N/A



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits       Description
               --------       -----------

               10.51 Loan Agreement dated as of November 25, 1996 by and between the Company and NationsBank, N.A. ("NationsBank").
               10.52 Promissory Note dated November 25, 1996 in the original principal amount of up to $15,000,000 issued by the Company in favor of NationsBank.
               10.53 Promissory Note dated November 25, 1996 in the original principal amount of up to (L)5,000,000 issued by British Trimmings Limited in favor of NationsBank.
               10.54 Sixth Amendment to Security Agreement dated as of November 25, 1996 by and between the Company and NationsBank.

               10.55 Fourth Amendment to Guaranty Agreement dated as of November 25, 1996 by and between the Company and NationsBank.
               27.1 Financial Data Schedule for the quarter ended December 28, 1996 (filed in electronic format only).


     (b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended December 28, 1996.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CONSO PRODUCTS COMPANY


Dated:  February 10, 1997      By:    /s/ David B. Dechant
                               ---------------------------
                               Name:  David B. Dechant
                               Title: Chief Accounting Officer and Controller


Dated:  February 10, 1997      By:     /s/ Gilbert G. Bartell
                                       ---------------------
                               Name:   Gilbert G. Bartell
                               Title:  Chief Financial Officer and
                                            Vice President Finance/Treasurer

                              INDEX TO EXHIBITS



Exhibit                      Description
--------                     -----------
10.51          Loan Agreement dated as of November 25, 1996 by
               and between the Company and NationsBank, N.A.
               ("NationsBank").

10.52 Promissory Note dated November 25, 1996 in the original principal amount of up to $15,000,000 issued by the Company in favor of NationsBank.

10.53 Promissory Note dated November 25, 1996 in the original principal amount of up to (L)5,000,000 issued by British Trimmings Limited in favor of NationsBank.

10.54          Sixth Amendment to Security Agreement dated as of
               November 25, 1996 by and between the Company and NationsBank.

10.55 Fourth Amendment to Guaranty Agreement dated as of November 25, 1996 by and between the Company and NationsBank.

27.1           Financial Data Schedule for the quarter ended
               December 28, 1996 (filed in electronic format only).