Form 10-Q
period 1997-03-29
CONSO PRODUCTS CO
filed 1997-05-13
CIK 914448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    -------------

Commission file number:   0-22942
                         ---------

                             CONSO PRODUCTS COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         South Carolina                                    57-0986680
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

513 North Duncan Bypass, P.O. Box 326, Union, South Carolina         29379
------------------------------------------------------------        ---------
        (Address of principal executive offices)                   (Zip Code)

                                  864/427-9004
                           ---------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 13, 1997.

               Common Stock, no par value.......7,488,171 shares.


                               Page 1 of 18 Pages

                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
Part I.          Financial Information

                 Item 1.  Financial Statements

                 Consolidated Balance Sheets (unaudited) as of  March 29, 1997 and
                              June 29, 1996                                                    3

                 Consolidated Statements of Operations (unaudited) for the three months and nine months ended March 29, 1997 and March
                              30, 1996                                                         5

                 Consolidated Statement of Shareholders' Equity (unaudited) for the three months and nine months ended March 29, 1997
                                                                                               6
                 Consolidated Statements of Cash Flows (unaudited) for the nine
                              months ended March 29, 1997, and March 30, 1996                  7

                 Notes to Consolidated Financial Statements (unaudited)                        9

                 Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                       12

                 Item 3. Quantitative and Qualitative Disclosures About Market Risk           17

Part II.         Other Information

                 Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                                    18


PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


                             CONSO PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   March 29, 1997        June 29, 1996
                                                                   --------------        -------------
ASSETS
CURRENT ASSETS
  Cash                                                             $    881,376          $    189,845
  Accounts receivable, net of allowances for bad debts
      and customer deductions of $353,474 and $327,770 on
      March 29, 1997 and June 29, 1996, respectively                 12,499,204            11,522,528
  Inventories                                                        24,448,354            20,064,822
  Prepaid expenses and other                                            679,943               941,702
  Deferred income taxes                                                 625,477               602,936
                                                                   ------------          ------------
    Total current assets                                             39,134,354            33,321,833
                                                                   ------------          ------------
PROPERTY AND EQUIPMENT
  Land                                                                1,156,857             1,082,911
  Buildings and improvements                                          8,025,761             6,779,693
  Machinery and equipment                                            13,190,700            11,104,034
                                                                   ------------          ------------
    Total                                                            22,373,318            18,966,638
  Accumulated depreciation                                           (7,939,587)           (6,592,375)
                                                                   ------------          ------------
    Total property and equipment, net                                14,433,731            12,374,263
                                                                   ------------          ------------
DEFERRED INCOME TAXES (Note 5)                                        1,209,119             1,282,531
                                                                   ------------          ------------
DEFERRED COSTS (principally loan costs)                                 240,817               298,885
                                                                   ------------          ------------
TOTAL ASSETS                                                       $ 55,018,021          $ 47,277,512
                                                                   ============          ============


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)


                                                                            March 29, 1997     June 29, 1996
                                                                            --------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Short-term borrowings                                                      $ 9,261,470         $ 6,990,509
  Current maturities of long-term debt and capital leases                        216,706             477,933
  Trade accounts payable                                                       4,366,829           3,415,876
  Accrued liabilities                                                          3,528,093           2,976,595
                                                                             -----------         -----------
    Total current liabilities                                                 17,373,098          13,860,913
                                                                             -----------         -----------
NONCURRENT LIABILITIES
Long-term debt                                                                   101,938           2,107,910
Deferred Income Taxes                                                            593,512             530,356
                                                                             -----------         -----------
    Total noncurrent liabilities                                                 695,450           2,638,266
                                                                             -----------         -----------
SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock (no par, 10,000,000 shares authorized;
    no shares issued)                                                               --                  --
  Common stock (no par, 50,000,000 shares authorized;
    7,488,171 and 7,481,672 shares issued on March 29, 1997
    and June 29, 1996, respectively)                                          16,942,186          16,896,346
  Retained earnings                                                           19,488,820          13,701,279
  Cumulative translations gain                                                   518,467             180,708
                                                                             -----------         -----------
    Total shareholders' equity                                                36,949,473          30,778,333
                                                                             -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $55,018,021         $47,277,512
                                                                             ===========         ===========

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                          Nine Months Ended
                                             ------------------------------------        -----------------------------------
                                             March 29, 1997        March 30, 1996        March 29, 1997       March 30, 1996
                                             --------------        --------------        --------------       --------------
NET SALES                                     $ 19,426,593          $ 18,135,661          $ 54,973,203          $52,521,185

COST OF GOODS SOLD                              11,998,023            11,540,111            33,434,571           33,651,178
                                              ------------          ------------          ------------          -----------
GROSS MARGIN                                     7,428,570             6,595,550            21,538,632           18,870,007
                                              ------------          ------------          ------------          -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
   Distribution expense                            832,193               772,289             2,322,322            2,213,563
   Selling expense                               2,313,842             2,326,492             6,408,449            6,069,066
   General and administrative expense            1,155,737             1,049,274             3,499,824            3,489,427
   Currency exchange loss (gain)                    55,227                (4,542)              (63,477)              13,333
   Gain on sale of London production
     facility (Note 4)                             (76,483)                 --                 (76,483)                --
                                              ------------          ------------          ------------          -----------
       Total                                     4,280,516             4,143,513            12,090,635           11,785,389
                                              ------------          ------------          ------------          -----------
INCOME FROM OPERATIONS                           3,148,054             2,452,037             9,447,997            7,084,618

INTEREST EXPENSE, NET                              116,942               154,140               361,320              620,518
                                              ------------          ------------          ------------          -----------
INCOME BEFORE INCOME TAXES                       3,031,112             2,297,897             9,086,677            6,464,100

INCOME TAX PROVISION (Note 5)                    1,041,542               666,085             3,299,136            1,892,662
                                              ------------          ------------          ------------          -----------
NET INCOME                                    $  1,989,570          $  1,631,812          $  5,787,541          $ 4,571,438
                                              ============          ============          ============          ===========
Net income per share (Note 9)                 $       0.27          $       0.22          $       0.77          $      0.61
                                              ============          ============          ============          ===========
Weighted average number of
  shares outstanding (Note 9)                    7,486,690             7,479,611             7,484,552            7,448,087
                                              ============          ============          ============          ===========


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                        THREE MONTHS ENDED MARCH 29, 1997


                                         Common Stock
                               ---------------------------------
                                                                                    Cumulative
                                                                    Retained       Translation
                                Shares Issued       Amount          Earnings       Adjustments         Total
                               ---------------- ---------------- ---------------- --------------- -----------------
Balance, December 28, 1996         7,485,247      $16,920,182      $17,499,250        $842,610       $35,262,042
Stock options exercised                2,400           16,004                                             16,004
Stock for director fees                  524            6,000                                              6,000
Net income                                                           1,989,570                         1,989,570
Translation loss                                                                      (324,143)         (324,143)
                               ---------------- ---------------- ---------------- --------------- -----------------
Balance, March 29, 1997            7,488,171      $16,942,186      $19,488,820        $518,467       $36,949,473
                               ================ ================ ================ =============== =================


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                        NINE MONTHS ENDED MARCH 29, 1997


                                       Common Stock
                              --------------------------------
                                                                                   Cumulative
                                                                   Retained       Translation
                               Shares Issued       Amount          Earnings       Adjustments          Total
                              ---------------- ---------------  ---------------- ---------------  -----------------
Balance, June 29, 1996            4,987,793     $16,896,346       $13,701,279        $180,708        $30,778,333
3-for-2 stock split               2,493,879
Stock options exercised               5,975          39,840                                               39,840
Stock for director fees                 524           6,000                                                6,000
Net income                                                          5,787,541                          5,787,541
Translation gain                                                                      337,759            337,759
                              ---------------- ---------------  ---------------- ---------------  -----------------
Balance, March 29, 1997           7,488,171     $16,942,186       $19,488,820        $518,467        $36,949,473
                              ================ ===============  ================ ===============  =================


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                --------------------------------------
                                                                 March 29, 1997        March 30, 1996
                                                                ----------------      ----------------
OPERATING ACTIVITIES:
  Cash received from customers                                    $ 55,894,601          $ 52,233,110
  Cash paid to suppliers and employees                             (48,986,775)          (45,294,694)
  Interest paid                                                       (581,584)             (783,930)
  Interest received                                                    171,253               106,757
  Income taxes paid                                                 (2,668,279)           (2,114,645)
                                                                  ------------          ------------
  Net cash provided by operating activities                          3,829,216             4,146,598
                                                                  ------------          ------------
INVESTING ACTIVITIES:
  Proceeds from sale of officer's life insurance                          --                  39,270
  Purchase of property and equipment                                (1,417,897)           (1,339,652)
  Purchase of new London production facility                              --                (796,110)
  Proceeds from sale of old London production facility                 392,579                  --
  Payments of capitalized acquisition costs                               --                 (76,561)
  Payments for acquisition                                                --                 (93,582)
  Construction and equipment costs for new
    dyehouse and warehouse                                          (1,814,010)                 --
                                                                  ------------          ------------
  Net cash used in investing activities                             (2,839,328)           (2,266,635)
                                                                  ------------          ------------
FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit
    arrangement                                                      1,946,417            (1,800,900)
  Principal payments on long-term debt                              (2,233,320)             (260,264)
  Principal payments under capital lease obligations                   (57,295)             (111,221)
  Payment of capitalized loan origination costs                            --                 (1,111)
  Proceeds from issuance of common stock, net of expenses               45,840               325,132
                                                                  ------------          ------------
  Net cash used in financing activities                               (298,358)           (1,848,364)
                                                                  ------------          ------------
INCREASE IN CASH                                                       691,530                31,599
CASH AT:
  BEGINNING OF PERIOD                                                  189,846               142,555
                                                                  ------------          ------------
  END OF PERIOD                                                   $    881,376          $    174,154
                                                                  ============          ============

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                               ----------------------------------
                                                               March 29, 1997      March 30, 1996
                                                               --------------      --------------
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                                    $ 5,787,541          $ 4,571,438
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                  1,257,184            1,238,516
    Amortization of deferred expenses                                68,722               72,050
    Provision for (benefit from) deferred taxes                      33,522             (861,293)
    Currency translation (gain) loss                                (62,689)              52,906
    Gain on sale of London production facility (Note 4)             (76,483)                --
    Change in assets and liabilities:
      Accounts receivable                                          (815,805)          (1,729,898)
      Inventory                                                  (4,071,771)            (858,973)
      Prepaid expenses and other                                     78,974               47,822
      Income taxes receivable                                       206,374                 --
      Trade accounts payable                                        873,468              122,133
      Accrued liabilities                                          (136,669)             441,328
      Income taxes payable                                          686,848            1,050,569
                                                                -----------          -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 3,829,216          $ 4,146,598
                                                                ===========          ===========

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 29, 1997

1. CONSOLIDATION
         The financial statements are unaudited and include the accounts of the parent company ("Conso" or "Conso US"), its subsidiary, British Trimmings Limited, and its subsidiaries (all operating within the United Kingdom) (collectively, "British Trimmings"), and Conso's subsidiary, Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant (collectively, the "Company").

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

2. INTERIM PERIOD FINANCIAL STATEMENTS
          The unaudited consolidated financial statements for the three months and nine months ended March 29, 1997 and March 30, 1996, reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature, except as discussed in the notes below. These financial statements have been prepared in accordance with the generally accepted accounting principles for the interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending June 28, 1997.

         Certain previously reported amounts have been reclassified to conform with the current year presentation.

         The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three month and nine month periods ended March 29, 1997 and March 30, 1996, each included 13 weeks and 39 weeks, respectively.

3.  INVENTORIES
         The composition of inventories at March 29, 1997, and June 29, 1996, was as follows:

                                 March 29, 1997                  June 29, 1996
                                 --------------                  -------------
Raw Materials                      $ 7,331,173                    $ 6,357,327
Work-In-Process                      4,303,169                      3,325,497
Finished Goods                      12,814,012                     10,381,998
                                   -----------                    -----------
Totals                             $24,448,354                    $20,064,822
                                   ===========                    ===========

4.  PROPERTY AND EQUIPMENT
         In September 1995, the Company made a special provision of $250,000 to absorb charges relating to the disposal of equipment and inventory of its embroidery operations. The Company had completed substantial disposition of the embroidery operations by September 1996, using the full provision.

         In December 1995, the Company completed the purchase of a 20,000 square foot production facility in London at a cost of $796,000. The 9,500 square foot facility previously used by the Company was sold on January 29, 1997 for $393,000, resulting in a gain of $76,000.

5.  INCOME TAXES
         The Company's effective tax rate declined in the current quarter compared to the current year's previous quarters as the Company recorded additional Jobs Tax Credits of $90,000 (net of Federal Income Tax effect) since there were sufficient increases in employment in South Carolina to qualify for the additional credits.

6.  STOCK SPLITS
         On September 5, 1996, the Company announced a 3-for-2 split of its common stock, issued on October 4, 1996 to shareholders of record at the close of business on September 16, 1996.

         On September 7, 1995, the Company announced a 3-for-2 split of its common stock, issued on October 6, 1995 to shareholders of record at the close of business on September 18, 1995.

         Share and per share amounts have been adjusted for both 3-for-2 stock splits.

7.  STOCK OPTIONS AND ELECTIONS
         On September 7, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2,775 options were exercised on September 18, 1996, 800 options were exercised on October 28, 1996, 1,200 options were exercised on January 27, 1997, and 1,200 options were exercised on February 28, 1997. The options were granted at $6.67 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock splits.)

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

         In January 1997, the Company established a Stock Election Plan for Non-Employee Directors whereby non-employee directors may elect to receive their director compensation in common stock in lieu of cash payments. On February 18, 1997, 524 shares were issued in accordance with directors' elections.

8.  DEBT AGREEMENT
         In November 1996, the Company renegotiated with its US bank the terms of its revolving loan agreement. The new agreement provides for an increase in the total borrowings from $10 million to $15 million. Advances bear interest at a per annum interest rate equal to the one-month, US LIBOR rate plus 1% per annum.

         On November 25, 1996, the Company paid off its $2.1 million term loan secured by real estate (without a prepayment penalty) as a result of the new agreement mentioned above.

9.  EARNINGS PER SHARE
         The Financial Standards Board has issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share." The provisions of the Statement, which will be implemented by the Company for the fiscal year ending June 27, 1998, requires specific computation, presentation and disclosure requirements for earnings per share. If earnings per share for all periods presented had been calculated using the requirements of the Statement, the earnings per share would not have been materially different from earnings per share presented.

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

RESULTS OF OPERATIONS

      QUARTER ENDED MARCH 29, 1997 COMPARED TO QUARTER ENDED MARCH 30, 1996

         Net sales for the quarter ended March 29, 1997, of $19.4 million, were $1.3 million or 7.1% higher than for the comparable prior year quarter. Conso US increased 6.6%, continuing the upward trend, while British Trimmings' sales increased more appreciably at 8.4%.

         Sales by customer type were as follows:

Distributors                               $ 7,778,000            up  6.2%
Manufacturers                                8,307,000            up 10.6%
Retailers                                    3,342,000            up  1.2%
--------------------------------------------------------------------------------
Totals                                     $19,427,000            up  7.1%
================================================================================

         In the prior quarter, sales to manufacturers were up at Conso US, but relatively flat overall as some orders by British Trimmings' customers appeared to have been delayed into the third quarter. This delay in the prior quarter contributed to the increase in sales to manufacturers over and above increased sales to distributors and retailers in this quarter.

         Sales outside the US and UK (the Company's major sales regions) increased to $2.3 million, a 43.4% increase over the comparable prior year quarter. Sales outside the US and UK by geographic region were as follows:

Western Hemisphere                               $ 1,088,000        up 62.6%
Continental Europe, Middle East                      768,000        up 34.9%
Pacific Rim                                          448,000        up 21.7%
--------------------------------------------------------------------------------
Totals                                           $ 2,304,000        up 43.4%
================================================================================

         The gross margin for the quarter remained strong at $7.4 million or 38.2% of net sales, ahead of the prior year's third quarter of $6.6 million or 36.4% of net sales. The increase, coming from both Conso US (from 38.7% to 39.8%) and British Trimmings (from 30.0% to 34.1%), was primarily due to price increases, process improvements and greater economies of scale. A portion of the increase at British Trimmings (1.5% of sales) is due to the reclassification of certain sampling, marketing and other selling related costs to selling expense to conform to the Conso US presentation.

         Distribution expenses increased slightly while remaining flat as a percent of sales (4.3%).

         Selling expenses decreased $13,000, declining from 12.8% to 11.5% of net sales. Conso US selling expenses declined $129,000 due to the costs in the prior year of the Wendy Cushing Lines introductions not recurring in the current year, and declined as a percent of net sales from 12.8% in the prior year to 11.1% in the current year. British Trimmings' selling expenses increased $116,000 from the prior year's third quarter but remained relatively flat as a percent of net sales, decreasing from 12.9% to 12.7% of net sales. The increases at British Trimmings are due to increased sampling and other marketing efforts, advertising, and the support of the Pacific Rim from Stockport instead of from the US operations. In addition, approximately half of the dollar increase at British Trimmings is due to the reclassification of certain marketing related costs to selling expense to conform to the Conso US format.

         General and administrative expenses, excluding currency gains and losses and gains on disposal of the replaced London facility, were up approximately $106,000 over the comparable period of the prior year, increasing both at Conso US and British Trimmings, but remained relatively flat as a percent of net sales, increasing from 5.8% to 5.9%. A currency translation loss further increased total selling, general and administrative costs by $60,000 over the prior year's third quarter. In addition, the Company recorded a gain on the sale of its recently replaced London manufacturing facility of approximately $76,000.

          Average outstanding debt (with interest) was lower and overnight deposits higher in the third quarter of the current year than in the third quarter of the prior year. Accordingly, net interest costs decreased $37,000 in the current quarter compared to the prior year's quarter.

         The Company's effective tax rate increased in the current quarter compared to the prior year's quarter but declined from the current year's compared to the first and second quarters since the Company recorded additional Jobs Tax Credits as a result of sufficient increases in employment in South Carolina in the current year's third quarter to qualify for the credit. Jobs Tax Credits (net of Federal Income Tax effect) of $116,000 were recorded in the prior year's quarter while $90,000 were recorded in the current year's quarter.

         Net income for the quarter ended March 29, 1997 was $1,990,000, an increase of $358,000 or 21.9% over the net income of the third quarter of the prior year of $1,632,000, bringing earnings per share to 27 cents from the prior year's 22 cents. These earnings per share amounts reflect the 3-for-2 stock splits given in the form of a 50% share dividend paid on October 4, 1996 and October 6, 1995. Conso US' net income increased $335,000 over the prior year quarter's net income, and British Trimmings' net income was up by $23,000 after adjustments for intercompany transactions, foreign exchange translation and purchase accounting adjustments.

                        NINE MONTHS ENDED MARCH 29, 1997
                  COMPARED TO NINE MONTHS ENDED MARCH 30, 1996

         Net sales for the nine months ended March 29, 1997 grew to $55 million, a $2.5 million or 4.7% increase over the prior year's nine month period. Sales by Conso US were up 5.1% to $39.6 million. Sales by British Trimmings were up 3.5% for the nine months despite the weak first quarter, and in part as a result of the 8.4% improvement in the third quarter.

Sales by customer type were as follows:

Distributors                              $22,406,000          up 7.6%
Manufacturers                              23,336,000          up 3.5%
Retailers                                   9,231,000          up 1.0%
-------------------------------------------------------------------------------
Totals                                    $54,973,000          up 4.7%
===============================================================================

         Sales to manufacturers increased during the third quarter, moving the year-to-date figure for the current year ahead of the figures for the same period of the prior year. The Company continues to aggressively pursue the manufacturing business. Distributor and retailer sales continued to increase as well.

         Sales outside the US and UK (the Company's major sales regions) increased to $6.3 million, a 31.4% increase over the comparable prior year period. Sales outside the US and UK by geographic region were as follows:

Western Hemisphere                                 $2,959,000        up 39.3%
Continental Europe, Middle East                     2,078,000        up 18.2%
Pacific Rim                                         1,278,000        up 38.6%
--------------------------------------------------------------------------------
Totals                                             $6,315,000        up 31.4%
================================================================================

         The gross margin improved from $19.1 million or 36.4% of net sales (before the prior year's $250,000 reserve described below) to $21.5 million or 39.2% of net sales with margins at Conso US (after intercompany eliminations and purchase price adjustments and before the prior year's $250,000 reserve described below) improving from 38.9% to 41.1% and increasing from 30.1% to 34.2% at British Trimmings. At Conso US, the improvements in gross margin were due in part to price increases, process improvements and greater economies of scale due to increased production relating to increased sales. At Conso US, a special provision of $250,000 (less than 1% of net sales) was made in the prior year to absorb charges relating to the disposal of its embroidery operations, the disposition of which was substantially complete by the end of the first quarter. The provision reduced the prior year's consolidated gross margin to 35.9% from 36.4% and the Conso US gross margin to 38.2% from 38.9%. At British Trimmings, improvements in gross margin were primarily from price increases and product mix. A portion of the improvement at British Trimmings (1% of net sales) was due to the reclassification of certain marketing related costs to selling expense to conform to the Conso US presentation.

         Distribution expenses remained relatively flat at 4.2% of net sales.

         Selling expenses increased $339,000 but remained relatively flat as a percentage of net sales, from 11.6% to 11.5%. The increase resulted from additional sales personnel costs, marketing costs, the additional costs of international sales offices, and the reclassification of certain items to selling expense, as previously discussed.

         General and administrative expenses remained relatively flat but declined as a percentage of net sales from 6.6% to 6.4%.

         Operating income for the current nine month period increased 33.4% from $7.1 million or 13.5% of net sales to $9.4 million or 17.2% of net sales, even though selling, general and administrative costs increased overall.

         The Company's tax provision for the nine month period was somewhat favorably affected by South Carolina Jobs Tax Credits since there were adequate job increases at the Union, S.C. plants to qualify for the credit. However, the effective tax rate continued to be significantly higher than in the prior year, when the average increase in employment was significantly higher.

         Net income for the nine month period ended March 29, 1997 was $5,788,000, an increase of $1,217,000 or 26.6%, over the net income of the prior year's nine month period of $4,571,000 bringing earnings per share to 77 cents from the prior year's 61 cents per share. These earnings per share amounts reflect the 3-for-2 stock splits effected in the form of 50% share dividends paid on October 4, 1996 and October 6, 1995. Conso US' net income increased $1,178,000 over the prior year's nine month period, while British Trimmings' net income increased $38,000 from the prior year's nine month period (after adjustments for intercompany transactions, foreign exchange translations and purchase accounting).

LIQUIDITY AND CAPITAL RESOURCES

         The Company recently completed a renegotiation of its NationsBank, N.A. revolving loan facility to facilitate the construction of a new dyehouse and warehouse facilities and allow for potential future expansions or the acquisitions of other businesses. Effective November 25, 1996, the new facility provided for an increase in the total borrowings from $10 million to $15 million and a reduction in interest rates on borrowings in British pounds sterling from UK LIBOR plus 125 basis points to UK LIBOR plus 100 basis points (a 25 basis points reduction) and a change in the US borrowing rate from the 90 day CD rate plus 275 basis points to the 30 day US LIBOR rate plus 100 basis points (a reduction of 102 basis points as of December 28, 1996). In addition, the Company used available cash of $2 million to repay the Company's term loan secured by US real estate which bore interest at a fixed interest rate of 9%.

         The outstanding aggregate balances of both the Company's and British Trimmings' lines of credit and the British Trimmings' (line of credit type) overdraft facility were $9.3 million at March 29, 1997, with approximately $6.5 million available for future borrowings subject to satisfaction of certain borrowing base requirements. Working capital increased to $21.8 million from $20.2 million at December 28, 1996, and remained strong, above the $19.5 million at June 29, 1996 as in the prior two quarters, despite increased capital expenditures, particularly for the building expansions and equipment.

         The Company had originally budgeted approximately $1.3 million for capital expenditures during the 1997 fiscal year (excluding building expansions or possible acquisitions of other businesses). In the US, Conso had also budgeted $2.3 million for the construction of a new dyehouse facility and related equipment and $3.7 million for a new warehouse facility and some new equipment. These expansions will free up much needed additional production and some office space. At March 29, 1997, approximately $1.8 million had been spent on these projects with the majority of this amount going toward the building of the new warehouse facility. Excluding the dyehouse and warehouse projects, capital expenditures through the third quarter were approximately $1.4 million. This amount, which was greater than originally anticipated for the first six months, was due to the acceleration of expenditures at British Trimmings to further streamline their production processes and better facilitate the Conso US inventory control systems. In February, the Company has increased its budget for capital expenditures (excluding building expansions or possible acquisitions of other businesses) to $1,750,000.

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

EARNINGS PER SHARE

         The Financial Standards Board has issued Statements of Financial Accounting Standards No. 128, "Earnings Per Share." The provisions of the Statement, which will be implemented by the Company for the fiscal year ending June 27, 1998, requires specific computation, presentation and disclosure requirements for earnings per share. If earnings per share for all periods presented had been calculated using the requirements of the Statement, the earnings per share would not have been materially different from earnings per share presented.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable

Part II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits  Description
                           --------  -----------
                           27        Financial Data Schedule (for SEC use only)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 29, 1997.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CONSO PRODUCTS COMPANY



Dated:  May 13, 1997          By:        /s/ David B. Dechant
                                         --------------------------------
                                  Name:  David B. Dechant
                                  Title: Chief Accounting Officer





Dated:  May 13, 1997          By:        /s/ Gilbert G. Bartell
                                         --------------------------------
                                  Name:  Gilbert G. Bartell
                                  Title: Chief Financial Officer and
                                         Vice President Finance/Treasurer