Form 10-K
period 1997-06-28
CONSO PRODUCTS CO
filed 1997-09-19
CIK 914448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X]

(Mark One)
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended June 28, 1997
                                   -------------
[ ]
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                       ----------  ----------

                         Commission file number: 0-22942

                             CONSO PRODUCTS COMPANY
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         SOUTH CAROLINA                                         57-0986680
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

513 NORTH DUNCAN BYPASS, P.O. BOX 326, UNION, SC                   29379
------------------------------------------------            -------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (864) 427-9004
                                                   --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                            NO PAR VALUE COMMON STOCK
             ------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of shares of the Registrant's no par value Common Stock, its only outstanding class of voting stock, held by non-affiliates of the Registrant as of August 22, 1997, was $47,980,530

The number of shares outstanding of the Registrant's no par value Common Stock, its only outstanding class of common equity, as of August 22, 1997, was 7,492,365.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated Document                                                       Parts into which Incorporated
     ---------------------                                                       -----------------------------
1997 Annual Report to Shareholders for the fiscal year ended June 28, 1997                    Part II
Proxy Statement for Annual Meeting of Shareholders to be held October 14, 1997                Part III

PART I

ITEM 1. BUSINESS

GENERAL

         Conso Products Company (together with its subsidiaries, the "Company") is the world's largest manufacturer of decorative trimmings for the home furnishings industry. The Company produces and sells a full range of knitted and woven fringes, decorative cords, tasseled accessories, jacquard and other woven braids, and apparel trims, as well as workroom tapes and supplies. The Company also distributes brassware and other home furnishings accessories. The Company maintains a worldwide sales force and its products are marketed to manufacturers, distributors and retailers. Its manufacturing facilities are located in the United States, the United Kingdom, and Mexico.

         The Company's US business, which can be traced back to 1867, was acquired from Springs Industries, Inc. in 1986 when the company was organized by a group of investors that included J. Cary Findlay, who became its Chief Executive Officer and, subsequently, its sole shareholder. In December 1993, the Company made its initial public offering of its Common Stock and, using a portion of the proceeds of the offering, acquired British Trimmings (Holdings) Limited, a privately held English company which is now known as "British Trimmings Limited" and is one of the leading producers of decorative trimmings in the United Kingdom. In connection with the offering, Conso Products Company changed its jurisdiction of incorporation from Delaware to South Carolina. Unless the context otherwise requires, all references in this report to "Conso" or "Conso US" are to Conso Products Company, its Delaware predecessor, and its majority-owned Mexican subsidiary, and all references to "British Trimmings" are to British Trimmings Limited, its corporate predecessors and subsidiaries, and all references to the "Company" include both Conso and British Trimmings.

         The fiscal year ended June 28, 1997 (consisting of 52 weeks ) is referred to herein as the "1997 fiscal year," or "fiscal 1997," the fiscal year ended June 29, 1996 (consisting of 52 weeks) is referred to herein as the "1996 fiscal year" or "fiscal 1996," and the fiscal year ended July 1, 1995 (consisting of 52 weeks) is referred to herein as the "1995 fiscal year" or "fiscal year 1995."

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

         The Company also has made several smaller acquisitions since acquiring British Trimmings. In May 1994, it acquired the assets of Conso Graber Canada Inc., a Canadian producer and distributor of decorative trimmings whose business had once been under common ownership with Conso's. The assets were acquired at a total cost of approximately $300,000 and consisted primarily of additional equipment which is being used at the Company's existing locations. In June 1994, the Company acquired Wendy A. Cushing Limited and Wendy Cushing Trimmings Limited, both English companies, for approximately $112,000. Wendy A. Cushing, a leading designer of old world decorative trimmings, serves Conso US's and British Trimmings' upper-end customers internationally. These companies maintain a design studio in London and a showroom in Chelsea Harbour. In March 1996, Conso acquired all of the assets of The Claesson Company in consideration of the assumption of approximately $310,000 in liabilities. In connection with the acquisition, Margareta Claesson joined Conso as Manager of the Decorative Accessories Products Division. In September 1997, Conso acquired HFDC, Inc. which designs and sells decorative home window fashion products, primarily under the "DUITALL" name brand. Stuart R. Fraker, HFDC's President, will join Conso as Manager of this new division of home fashion products.

         The Company's global growth strategy for the future includes:

  - Additional business acquisitions as attractive opportunities are identified;

  - Continual introduction of new decorative trimmings products and the cross-merchandising of existing products between Conso US and British Trimmings;

  - Continued expansion of the Company's customer base, including increased sales to furniture manufacturers, mass merchandisers and high-end designers;

  -      Expansion into new decorative accessory products; and

  - Expanded international production and distribution operations, as well as increased export sales.

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

         Demand for Conso US's and British Trimmings' products varies as fashion trends in home furnishings and the relative cost of various products changes. Total demand also is affected by population growth and demographics, consumer spending and confidence in the economy, levels of disposable income, geographic mobility of consumers, housing starts and residential housing sales. The Company believes that it has been able to increase the demand for decorative trimmings, and therefore expand the market, through aggressive merchandising support of resellers and education of end-users as to applications for its products.

PRODUCTS

         The decorative trimmings produced and sold by both Conso US and British Trimmings include various fringes, cords and tasseled accessories that are used on the edges of chairs, sofas, decorative pillows, draperies and other home furnishings. Fringes may include a brush fringe or ruche around the edge of a pillow or a heavy bullion fringe around the base of a sofa. Tassel fringe is often used to edge draperies and decorative pillows. Knitted and woven braids produced by both companies are used to border or frame pillows, curtains and upholstered pieces. Cord without a lip or flange may be used to border a mirror or a room and can be used to hang pictures and mirrors.

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

         The following table sets forth for the periods indicated certain information relating to sales of the Company's product lines:

                                                   FISCAL YEARS ENDED
-----------------------------------------------------------------------------------------------
                                  JUNE 28, 1997        JUNE 29, 1996*         JULY 1, 1995*
-----------------------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)
Catalog Trims:
    Conso US                   $32,988      44.9%   $32,096       45.4%   $25,713         43.1%
    British Trimmings           10,548      14.4      9,541      13.50      8,804         14.8
    Wendy Cushing Trimmings        912       1.2        685        1.0        474          0.8

Manufacturers' Specials:
    Conso US                    12,572      17.1     12,397       17.5      8,298         13.9
    British Trimmings            5,804       7.9      6,056        8.6      5,223          8.8
    Wendy Cushing Trimmings        677       0.9        616        0.9        556          0.9
Decorative Accessories           1,376       1.9        865        1.2        512          0.9
Workroom supplies                4,557       6.2      4,593        6.5      4,673          7.8
Apparel Fashions                 2,062       2.8      2,368        3.3      2,870          4.8

Other miscellaneous products     1,951       2.7      1,497        2.1      2,498          4.2
-----------------------------------------------------------------------------------------------
Total                          $73,447     100.0%   $70,714      100.0%   $59,621        100.0%
-----------------------------------------------------------------------------------------------

*Certain fiscal year 1996 and 1995 amounts have been reclassified to conform to the current year classifications and as a result of improved management information.

PRODUCT DESIGN AND DEVELOPMENT

         Because the demand for decorative trimmings is based upon their fashion appeal to home furnishings manufacturers, interior designers and ultimately consumers, the success of the Company's business is dependent upon its ability to design and develop a broad range of attractive products in a wide array of colors and color combinations (known as "colorways"). Conso US's current stock product lines of decorative trimmings include numerous items in various yarns, stylings and colorways comprising over 19,000 stock keeping units ("SKUs"), and British Trimmings currently stocks products comprising over 3,100 SKUs. Both Conso US and British Trimmings develop and market lines of complementary products in various stylings and colorways as "collections" or "ranges." Both businesses also manufacture custom trimmings as specified by their customers.

         Since 1987, Conso's management has developed products in response to national market research and customer demand. The first line was the "Empress Collection," introduced in 1987 for the medium price range market. Wesley Mancini, a prominent designer of home furnishings fabrics, was engaged to color the first 13 colorways in the line and develop additional lines. Conso US has also introduced 15 additional collections of decorative trimmings in different yarns and colorways for various markets and price points, including the "Imperial Collection" designed by Mr. Mancini and introduced in 1989 for the higher price range market. The "Princess Collection", developed in 1989, and the "Louis XVII Collection", introduced in 1993 and designed by Louis Nichole, another well-known home furnishings designer, are marketed in the lower to medium price range for major retailers.

         British Trimmings has offered its "Tudor Range" since 1990 and introduced its "Elizabethan Range" in 1993, both of which are aimed at the medium price range market. The Tudor Range was expanded with additional colorways in 1992 and 1994. The Elizabethan Range, based on historical trimmings as would be found in a 15th century English mansion, emphasizes Britain's heritage in marketing British trimmings in home furnishings worldwide. In 1996, British Trimmings introduced its "Bloomsbury Range", aimed at the upper end market. In 1997, British Trimmings introduced "Cambridge" and "Oxford" ranges to aggressively pursue the upholstery market.

MARKETING AND SALES

         Conso US's marketing program is directed by its four-person marketing department, assisted by its three-person graphic design team and an eight-person sample department. The marketing department is responsible for trade shows, advertising, sample binders and cards, displays, videos, catalogs, brochures and other selling aids as well as the development of new stock products.

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

         Since the acquisition of British Trimmings, the Company has established a two-person marketing department at British Trimmings. British Trimmings also uses sample books and cards as its primary selling aids, as well as brochures and other materials produced by its in-house printing operation at its Leek, England facility. British Trimmings' first wholesale color catalog was introduced in January 1995 and is being produced annually.

         Conso US displays its products at showrooms located at its New York sales office and at the Furniture Mart in Hickory, North Carolina and its Miami international sales office. British Trimmings maintains showrooms at its three manufacturing facilities and Wendy Cushing Trimmings has a showroom at Chelsea Harbour in London. In 1997, the Company has displayed (or is scheduled to display) the products of both Conso US and British Trimmings at a total of five trade shows in the United States, four in Europe, one in Hong Kong, and one in Dubai.

         Conso US's products are marketed and sold through a sales force of 19 persons located in various major cities in the United States and seven foreign independent sales representatives: one in Canada, one in Puerto Rico, and five in the Pacific Rim. British Trimmings has eight sales personnel operating mainly out of its Stockport, England offices and 16 independent sales representatives, of whom 10 are located in Europe, one in Canada, and five in the Pacific Rim. Wendy Cushing Trimmings is serviced by a sales representative in the United Kingdom and 24 designer (agent) showrooms in the United States and Canada. The Company is consolidating its sales efforts outside the United States and England. As a result, international sales offices were established in September 1994 in Miami, Florida, for Latin America and the Caribbean and in Stockport for Continental Europe, the Pacific Rim and the Middle East. Three international sales managers are now directing these offices with primary responsibility for implementing the sales and marketing programs for these geographic areas.

ORDER PROCESSING AND CUSTOMER SERVICE

         Most of Conso US's orders are received directly from customers by Conso US's customer service representatives in its offices in Union, South Carolina. More than half of the customer orders are received by facsimile transmission and the balance by telephone. The customer service operation includes eight representatives for domestic stock orders, two representatives who process all international orders, one representative who handles custom orders, and four representatives who handle manufacturing specials orders.

         Because most of Conso US's customer orders are for stock items and because prompt response to customer orders is critical to customer satisfaction, Conso US emphasizes customer service and prompt fulfillment of orders. To that end, Conso US maintains a large inventory of stock items in a wide range of colors and color combinations, and has implemented computerized order entry, production, inventory management and shipping systems, including a computerized factory order materials requisition program with pre-established minimum and maximum formulas for levels of inventories based on sales history and forecasts for each SKU. These systems have enabled Conso US to better anticipate future demand by customers for each of its SKUs and to minimize backorders.

         Most of British Trimmings' customer orders are processed at its Stockport offices. Approximately 63% are orders of stock items and the remainder are custom orders. During fiscal 1995, the Company implemented Conso US 's inventory management systems at British Trimmings and expanded British Trimmings' inventory of stock items. These measures were taken to improve British Trimmings' customer service and responsiveness to customer orders.

CUSTOMERS

         The Company's products are marketed worldwide to manufacturers, distributors and retailers, including manufacturers of upholstered furniture, draperies, bedding, decorative pillows and other home furnishings; trim, fabric and workroom supply distributors; and major retailers, retail fabric store chains and interior designers. The following table sets forth for the periods indicated certain information relating to sales of products to the Company's three major categories of customers.


                                                           FISCAL YEARS ENDED
------------------------------------------------------------------------------------------------------
                                       JUNE 28, 1997          JUNE 29, 1996           JULY 1, 1995
------------------------------------------------------------------------------------------------------
                                                         (DOLLARS IN THOUSANDS)
Manufacturers                       $31,108      42.3%     $30,476       43.1%      $25,351      42.5%
Distributors                         30,013      40.9       28,199       39.9        24,630      41.3
Retailers                            12,326      16.8       12,039       17.0         9,640      16.2
------------------------------------------------------------------------------------------------------
Total                               $73,447     100.0%     $70,714      100.0%      $59,621     100.0%
------------------------------------------------------------------------------------------------------

         Approximately 92% of Conso US's sales for fiscal 1997 were to US customers; the remainder were export sales, primarily to customers in Canada and Central and South America. Approximately 81% of British Trimmings' sales for fiscal 1997 were to customers in the United Kingdom, with the remainder being export sales primarily to customers in other European countries.

         The following table set forth for the periods indicated the Company's sales outside the United States and the United Kingdom and as a percentage of total Company sales, by geographic region:


                                                                          FISCAL YEARS ENDED
------------------------------------------------------------------------------------------------------------------
                                                      JUNE 28, 1997          JUNE 29, 1996          JULY 1, 1995
------------------------------------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Canada and Latin America                             $3,985      5.4%       $3,020     4.3%        $2,251     3.8%
Continental Europe and Middle East                    2,683      3.7         2,324     3.3          1,816     3.0
Pacific Rim                                           1,787      2.4         1,250     1.8          1,176     2.0
------------------------------------------------------------------------------------------------------------------
Total                                                $8,455     11.5%       $6,594     9.4%        $5,243     8.8%
------------------------------------------------------------------------------------------------------------------

         At June 28, 1997, the Company had approximately 4500 customer accounts with open balances. In fiscal 1997, the Company's largest customer accounted for less than 6% of total sales, and no other single customer accounted for more than 3% of total sales. Open customer orders believed to be firm of the Company's products at June 28, 1997 were $3.7 million as compared to $3.2 million at June 29, 1996. The Company expects that substantially all of the open orders at June 28, 1997 will be recognized as revenue within the first quarter.

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

         In the US, Conso is in the construction phase of a new 17,000 square foot dyehouse facility with an estimated cost of $2.3 million and has substantially completed a new 86,000 square foot distribution center with an estimated cost of $3.3 million. Both of these facilities are located adjacent to the existing main plant in Union, SC. The dyehouse construction is scheduled to be completed by the end of calendar year 1997.

         Certain of the Company's products require handwork assembly. Most of the handwork is done at Conso US's facility in Juarez, Mexico, and on a piece work basis by home workers directed from the Stockport and London facilities of British Trimmings. In July 1997, the Company leased facilities in Coimbatore, India which will house handwork operations primarily for the UK market. It is anticipated that operations at this facility will begin by the end of 1997 and will allow the Company to be more competitive with certain low priced products.

         The various departments in each of Conso US and British Trimmings' manufacturing plants operate one to three shifts per day, five or six days per week, depending upon market conditions and customer orders.

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

         Smaller producers have often focused on longer production run business with manufacturers at lower prices, frequently using lower quality product. The Company believes that the slow-down in the rate of growth of sales to manufacturers this past fiscal year may be partially attributable to competition from these smaller producers. From time to time, the Company develops new products to provide alternatives to products manufactured by these smaller producers and may use its operations in Mexico and India to manufacture goods to compete with these producers.

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

         Although the Company's current operations are not substantially affected by competition from foreign manufacturers, during the current fiscal year, the Company experienced increased competition on sales of hand assembled products, to an extent, by low price goods being imported from the Far East. Consequently, in August 1997, the Company announced the formation of India Trimmings (Private) Limited to produce hand assembled products in India. The Mexico plant will continue to produce most of the hand assembled products sold in the US. The North American Free Trade Agreement ("NAFTA") and the General Agreement on Trade and Tariffs ("GATT") could increase US competition for sales of Conso US's products as well. While the Company believes that the elimination of international trade barriers under both GATT and NAFTA will be beneficial to it as it implements its strategy of expanding its worldwide operations, there can be no assurance that increased US competition from foreign manufacturers as a result of NAFTA or GATT or any other trade related agreements would not have a material adverse effect on its business.

EMPLOYEES

         As of June 28, 1997, Conso US had 748 full-time employees, of whom 619 are hourly employees and 129 are salaried employees. In addition, 306 contract workers at Conso US's assembly plant in Juarez, Mexico work under the supervision of a Conso US manager in a "Maquiladora" operation, which provides for contract labor in accordance with certain Mexican regulations. None of Conso US employees are represented by a union. Conso US management considers its relationship with its personnel to be good. While Conso US has historically had a high turnover rate among its hourly employees during the first three months of employment, Conso US has been able to attract and retain qualified personnel.

         As of June 28, 1997, British Trimmings had 515 full-time employees, of whom 379 are hourly employees and 136 are salaried employees. Approximately 30% of the employees of British Trimmings are represented by the Union of Textile Workers (the "Union"). British Trimmings and the Union agreed in 1996 to the annual renewal of their contract for the year ending December 31, 1997, with an increase of 3.5% in the basic wage rate. Although any strike or other disruption of operations by members of the Union could have a material adverse effect on the Company, the Union has represented the production workers of British Trimmings for at least 28 years, during which time there has never been a strike or work stoppage.

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

TRADEMARKS

           Conso has registered the trademark CONSO(R) for its products, and British Trimmings has registered the trademarks SPECTRUM(R) for lace, braids and woven labels and POLYUROCOL(R) for certain yarns and threads in the United Kingdom. In September 1997, the Company acquired substantially all of the assets of HFDC, Inc, including its registered trademarks DUITALL FABRIC MASTER(R) and CLEARWARE DECORATING SYSTEMS(R).

ITEM 2.  PROPERTIES

         The following table sets forth the location, utilization and approximate size in square feet of floor space of the principal facilities of Conso and British Trimmings, and whether they are owned or leased by the respective companies.


                                                                                                   OWNED OR           SQUARE
LOCATION                   UTILIZATION                                                              LEASED             FEET
--------                   -----------                                                             --------          -------
CONSO:
    Union, SC              Offices, production, distribution and dyehouse facility                 Owned             340,000
        (Main Plant)
    Union, SC              Warehousing and yarn processing                                         Owned             101,000
        (Annex Plant)
    Union, SC              Sample card assembly                                                    Leased(1)           4,000
    New York, NY           Showroom and sales office                                               Leased(2)           2,780
    Hickory, NC            Showroom and sales office                                               Leased(3)             514
    Miami, FL              Showroom and sales office                                               Leased(4)             980
    Juarez, Mexico         Assembly plant                                                          Leased(5)          41,680
BRITISH TRIMMINGS:
    Stockport              Offices and production facilities (six buildings at one location)       Owned             185,000
    Leek, England          Warehousing, dyehouse and production facility                           Owned              43,000
    Leek, England          Printing operation                                                      Leased(6)           2,000
    London, England        Assembly operation                                                      Owned              20,000
    London, England        Chelsea Harbour showroom                                                Leased(7)             384
    London, England        Chelsea Harbour showroom                                                Leased(8)             835
    Coimbatore, India      Assembly plant                                                          Leased(9)          14,762

  (1)  This facility is leased on a month-to-month basis.
  (2)  This facility is leased for a term expiring April 30, 1999.
  (3)  This facility is leased on a month-to-month basis.
  (4)  This facility is leased for a term expiring August 31, 2000.
  (5)  This facility is leased for a term expiring December 31, 1999.
  (6) This facility's lease expired June 18, 1997, but is currently being renewed.
  (7)  This facility is leased for a term expiring November 16, 1997.
  (8)  This facility is leased for a term expiring December 24, 2001.
  (9)  This facility is leased for a term expiring July 1, 2000.

         The Company's manufacturing facilities in Stockport are subject to liens securing its bank indebtedness. The principal manufacturing facilities of both Conso US and British Trimmings are of brick construction, are sprinklered and are generally in satisfactory operating condition and repair. Conso US's main plant and annex plant in Union were constructed at various times from 1959 to 1967, from 1964 to 1983, and from 1996 to present, respectively; British Trimmings' Stockport facilities were constructed at various times between the 1920's and 1979, its Leek dyehouse and production facilities were constructed in the 1920's and 1970's, respectively, and its new London facility was constructed in 1980. The Company believes that the facilities of both companies are suitable for their present use. In the US, Conso substantially completed construction of a new 86,000 square foot distribution center in May 1997, with a total estimated cost of $3.3 million, and has started construction of a new 17,000 square foot dyehouse facility with an estimated cost of $2.3 million. Both of these facilities are located adjacent to the existing main plant in Union, SC and are scheduled to be completed during the calendar year 1997. These expansions will free up approximately 65,000 square feet for much needed additional production and office space. The Company will consider additional capital expenditures for building expansions or business acquisitions as opportunities arise.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information appearing (a) under the caption "Stock Price & Shareholder Information" and (b) in Note 8 under the caption "Capital Stock Transactions" in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information appearing (a) under the caption "Selected Financial Data" and (b) in Note 8 under the caption "Capital Stock Transactions" in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information appearing under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference. See also the report of Grant Thornton dated September 5, 1996 relating to (a) the consolidated balance sheets of British Trimmings ("BT") at June 28, 1997 and June 29, 1996 and (b) the related consolidated statements of income and cash flow of BT for the years ended June 28, 1997, June 29, 1996, and July 1, 1995 included herewith.

                                                    [Grant Thornton Letterhead]


INDEPENDENT AUDITORS' REPORT
REGARDING BRITISH TRIMMINGS LIMITED
TO THE DIRECTORS OF CONSO PRODUCTS COMPANY


We have audited the consolidation packages consisting of the consolidated balance sheet at 28 June 1997 and also at 29 June 1996 and the related consolidated statements of income and cashflow of British Trimmings Limited for the years ended 28 June 1997, 29 June 1996 and 1 July 1995 expressed in pounds sterling. All information included in the consolidation packages is the responsibility of the company's management. Our responsibility is to express an opinion on the consolidation packages based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The consolidation packages have been prepared on the basis of accounting principles generally accepted in the United States of America for the purpose of inclusion in the consolidated financial statements of Conso Products Company for the year ended 28 June 1997 and are intended solely for that purpose.

In our opinion, the consolidation packages referred to above, expressed in pounds sterling, are suitable for inclusion in the consolidated financial statements of Conso Products Company for the year ended 28 June 1997 and present fairly, in all material respects, the information shown therein.


/s/ Grant Thornton


GRANT THORNTON
REGISTERED AUDITORS
CHARTERED ACCOUNTANTS
MANCHESTER
UNITED KINGDOM

5 September 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEMS 10-13

         Items 10 through 13 are incorporated herein by reference to the sections captioned "Principal Shareholders," "Election of Directors," "Executive Officers," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation," "Director Compensation," "Employment Agreements," and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 - 11 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held October 14, 1997, which was filed with the Commission on September 18, 1997.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements, Financial Statement Schedules and Exhibits

     List the following documents filed as a part of this report:

         1.       Financial Statements.

                  The following consolidated financial statements of the Company are included as part of Exhibit 13 thereof:

                  Report of Deloitte & Touche LLP

                  Consolidated Balance Sheets as of June 28, 1997, and June 29, 1996

                  Consolidated Statements of Operations for fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995

                  Consolidated Statements of Shareholders' Equity for the fiscal years ended June 28, 1997, June 29, 1996, and July 1, 1995

                  Consolidated Statements of Cash Flows for the fiscal years ended June 28, 1997, June 29, 1996 and July 1, 1995

                  Notes to Consolidated Financial Statements

                  The report of Grant Thorton is included in response to Item 8 hereof.

         2.       Financial Statement Schedules.

                  Financial statement schedules are omitted because the information is either not required or is otherwise included in the Company's Consolidated Financial Statements or the Notes thereto.

         3.       Exhibits.

Exhibit
Number            Exhibit Description

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

10.40 Fourth Amendment dated as of November 1, 1995, to the Security Agreement dated as of May 6, 1994, by and between the Company and NationsBank (7)

10.41 Second Amendment dated as of November 1, 1995, to the Guaranty Agreement dated as of May 6, 1994, by and between the Company and NationsBank (7)

10.46 Fifth Amendment dated as of March 1, 1996 to the Security Agreement dated as of May 6, 1994 by and between the Company and NationsBank (8)

10.47 Third Amendment dated as of March 1, 1996 to the Guaranty Agreement dated as of May 6, 1994 by and between the Company and NationsBank (8)

10.51 Loan Agreement dated as of November 25, 1996 by and between the Company and NationsBank (9)

10.52 Promissory Note dated November 25, 1996 in the original principal amount of up to $15,000,000 issued by the Company in favor of NationsBank (9)

10.54 Sixth Amendment to Security Agreement dated as of November 25, 1996 by and between the Company and NationsBank (9)

10.55 Fourth Amendment to Guaranty Agreement dated as of November 25, 1996 by and between the Company and NationsBank (9)

10.56 First Amendment dated as of June 5, 1997 to the Loan Agreement dated as of November 25, 1996 by and between the Company and NationsBank (filed herewith)

10.57 Promissory Note dated as of June 5, 1997 issued by British Trimmings in favor of NationsBank in the original principal amount of up to (pound)6,000,000 (filed herewith)

10.58 Fifth Amendment dated as of June 5, 1997 to the Guaranty Agreement dated as of May 6, 1994 by and between the Company and NationsBank (filed herewith)

10.59 Letter dated January 7, 1997 from the Union of Textile Workers to British Trimmings (filed herewith)

10.60 Letter dated March 25, 1997 by and between the Company and Wesley Mancini Ltd. (filed herewith)

10.61             Stock Election Plan for Non-Employee Directors (10)

13 Portions of the Company's 1997 Annual Report to Shareholders that are incorporated herein by reference (filed herewith)

21                Subsidiaries of the Company (filed herewith)

23.1              Consent of Deloitte & Touche LLP (filed herewith)

23.2              Consent of Grant Thornton (filed herewith)

27                Financial Data Schedule (filed in electronic format only)

                      MANAGEMENT CONTRACTS AND COMPENSATORY
                             PLANS AND ARRANGEMENTS

         The foregoing exhibits include the following management contracts and compensatory plans and arrangements:

10.2 Employment Agreement dated December 22, 1993 by and between British Trimmings and A.W. Laughton (5)

10.3 Employment Agreement dated December 22, 1993 by and between British Trimmings and C.V. Balakrishnan(5)

10.17             1993 Stock Option Plan (1)

10.36             1994 Employee Stock Purchase Plan (6)

10.37 Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (5)

10.61             Stock Election Plan for Non-Employee Directors (10)

(1) Incorporated herein by reference to the exhibit designated by the same number in the Company's Registration Statement on Form SB-2 (Registration No. 33-71296)

(2) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 2, 1994

(3) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1994

         (4) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 1, 1995

         (5) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 1, 1995

         (6) Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-85518)

         (7) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995

         (8) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996

         (9) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996

         (10) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration
                  No.: 333-20671)

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits.

         See response to Item 14(a)(3).

(d)      Financial Statement Schedules.

         See response to Item 14(a)(2).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CONSO PRODUCTS COMPANY




                                       By: /s/ S. Duane Southerland, Jr.
                                          --------------------------------------
                                          S. Duane Southerland, Jr.
                                          President & Chief Executive Officer

Dated: September 16, 1997

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Capacity                                     Date
---------                           --------                                     ----




   /s/ S. Duane Southerland, Jr     Director, President and Chief Executive      September 16, 1997
----------------------------------  Officer (Principal Executive Officer)
S. Duane Southerland, Jr




     /s/ Gilbert G. Bartell         Chief Financial Officer and Treasurer        September 16, 1997
----------------------------------  (Principal Financial Officer)
Gilbert G. Bartell




       /s/ David B. Dechant         Chief Accounting Officer and Controller      September 16, 1997
----------------------------------  (Principal Accounting Officer)
David B. Dechant




      /s/ J. Cary Findlay           Director and Chairman of the Board           September 16, 1997
----------------------------------
J. Cary Findlay




      /s/ Konstance J.K. Findlay             Director                            September 16, 1997
----------------------------------
Konstance J.K. Findlay

       /s/ Marcus T. Hickman        Director                                     September 16, 1997
----------------------------------
Marcus T. Hickman




      /s/ Antony W. Laughton        Director                                     September 16, 1997
----------------------------------
Antony W. Laughton




        /s/John H. Maxheim          Director                                     September 16, 1997
----------------------------------
John H. Maxheim




        /s/ James H. Shaw           Director                                     September 16, 1997
----------------------------------
James H. Shaw

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS
                                  ITEM 14(a)(3)

                                    FORM 10-K
                                  ANNUAL REPORT


For the Fiscal Year Ended June 28, 1997           Commission File Number 0-22942


                             CONSO PRODUCTS COMPANY

                                  EXHIBIT INDEX


Exhibit
Number            Exhibit Description
------            -------------------
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

10.36             1994 Employee Stock Purchase Plan (6)

10.37 Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (5)

10.40             Fourth Amendment dated as of November 1, 1995, to the Security
                  Agreement dated as of May 6, 1994, by and between the Company and NationsBank (7)

10.41             Second Amendment dated as of November 1, 1995, to the Guaranty
                  Agreement dated as of May 6, 1994, by and between the Company and NationsBank (7)

10.46             Fifth Amendment dated as of March 1, 1996 to the Security
                  Agreement dated as of May 6, 1994 by and between the Company and NationsBank(8)

10.47             Third Amendment dated as of March 1, 1996 to the Guaranty
                  Agreement dated as of May 6, 1994 by and between the Company and NationsBank (8)

10.51 Loan Agreement dated as of November 25, 1996 by and between the Company and NationsBank (9)

10.52 Promissory Note dated November 25, 1996 in the original principal amount of up to $15,000,000 issued by the Company in favor of NationsBank (9)

10.54             Sixth Amendment to Security Agreement dated as of November 25,
                  1996 by and between the Company and NationsBank (9)

10.55             Fourth Amendment to Guaranty Agreement dated as of November
                  25, 1996 by and between the Company and NationsBank (9)

10.56 First Amendment dated as of June 5, 1997 to the Loan Agreement dated as of November 25, 1996 by and between the Company and NationsBank (filed herewith)

10.57             Promissory Note dated as of June 5, 1997 issued by British
                  Trimmings in favor of NationsBank in the original principal amount of up to (pound)6,000,000 (filed herewith)

10.58             Fifth Amendment dated as of June 5, 1997 to the Guaranty
                  Agreement dated as of May 6, 1994 by and between the Company and NationsBank (filed herewith)

10.59 Letter dated January 7, 1997 from the Union of Textile Workers to British Trimmings (filed herewith)

10.60 Letter dated March 25, 1997 by and between the Company and Wesley Mancini Ltd. (filed herewith)

10.61             Stock Election Plan for Non-Employee Directors (10)

13 Portions of the Company's 1997 Annual Report to Shareholders that are incorporated herein by reference (filed herewith)

21                Subsidiaries of the Company (filed herewith)

23.1              Consent of Deloitte & Touche LLP (filed herewith)

23.2              Consent of Grant Thornton (filed herewith)

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

10.61             Stock Election Plan for Non-Employee Directors (10)


   (1) Incorporated herein by reference to the exhibit designated by the same number in the Company's Registration Statement on Form SB-2 (Registration No. 33-71296)

   (2) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 2, 1994

   (3) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended December 31, 1994

   (4) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 1, 1995

   (5) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 1, 1995

   (6) Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-85518)

   (7) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 1995

   (8) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1996

   (9) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 1996

   (10) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No.: 333-20671)