Form 10-Q
period 1997-09-27
CONSO PRODUCTS CO
filed 1997-11-12
CIK 914448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

Commission file number:   0-22942

                             CONSO PRODUCTS COMPANY
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        South Carolina                                 57-0986680
--------------------------------                -----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


513 North Duncan Bypass, P.O. Box 326, Union, South Carolina      29379
------------------------------------------------------------      -----
  (Address of principal executive offices)                      (Zip Code)


                                  864/427-9004
                         ----------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997:

               Common Stock, no par value.......7,494,188 shares.

                               TABLE OF CONTENTS

Part I.     Financial Information                                      Page No.
-------     ---------------------                                      --------
            Item 1.  Financial Statements

            Consolidated Balance Sheets as of September 27, 1997
                         and June 28, 1997                                 3

            Consolidated Statements of Operations for the three
                         months ended September 27, 1997 and
                         September 28, 1996                                5

            Consolidated Statement of Shareholders' Equity for the
                         three months ended September 27, 1997             6

            Consolidated Statements of Cash Flows for the three
                         months ended September 27, 1997 and
                         September 28, 1996                                7

            Notes to Consolidated Financial Statements                     9

            Item 2.  Management's  Discussion and Analysis of
                         Financial Condition and Results of Operations    12


Part II.    Other Information
--------    -----------------

            Item 6.  Exhibits and Reports on Form 8-K                     17

Signatures                                                                18

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             CONSO PRODUCTS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                       September 27, 1997      June 28, 1997
                                                                       ------------------      -------------
ASSETS
CURRENT ASSETS:
  Cash                                                                      $   239,521          $   489,580
  Accounts receivable, net of allowances for bad debts
    and customer deductions of $323,090 and
    $310,876 on September 27, 1997 and June 28,
    1997, respectively.

                                                                             11,036,832           11,747,482
Inventories (Notes 3 and 4)                                                  25,639,405           25,339,936
Deferred income taxes - current portion                                         610,969              625,873
Prepaid expenses and other                                                      637,289              426,508
                                                                            -----------          -----------
    Total current assets                                                     38,164,016           38,629,379
                                                                            -----------          -----------


PROPERTY AND EQUIPMENT:
  Land and improvements                                                       1,222,857            1,177,248
  Buildings and improvements                                                 11,198,435            9,655,017
  Machinery and equipment                                                    14,436,957           14,216,300
                                                                            -----------          -----------
    Total                                                                    26,858,249           25,048,565
  Accumulated depreciation                                                   (8,853,723)          (8,485,714)
                                                                            -----------          -----------
    Total property and equipment, net                                        18,004,526           16,562,851
                                                                            -----------          -----------
DEFERRED INCOME TAXES (Note 5)                                                1,248,906            1,120,694
DEFERRED COSTS                                                                  634,295              246,477
                                                                            -----------          -----------
TOTAL ASSETS                                                                $58,051,743          $56,559,401
                                                                            ===========          ===========

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                  (UNAUDITED)

                                                                   September 27, 1997          June 28, 1997
                                                                   ------------------          -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short- Term Borrowings                                                $10,757,153              $10,405,973
  Current maturities of long-term debt                                      201,000                  208,063
  Trade accounts payable                                                  3,920,281                4,162,339
  Accrued liabilities                                                     3,483,188                2,879,703
                                                                        -----------              -----------
    Total current liabilities                                            18,361,622               17,656,078
NONCURRENT LIABILITIES:                                                 -----------              -----------
  Long-term debt
  Deferred income taxes                                                     512,400                  535,184
                                                                        -----------              -----------
    Total noncurrent liabilities                                            512,400                  535,184
                                                                        -----------              -----------
SHAREHOLDERS' EQUITY (Notes 6, 7 and 8):
  Preferred stock (no par, 10,000,000 shares
    authorized, no shares issued)
  Common stock (no par, 50,000,000 shares
    authorized, 7,493,363 shares issued)                                 16,986,140               16,970,175
  Retained earnings                                                      21,759,416               20,728,449
  Cumulative translations gain                                              432,165                  669,515
                                                                        -----------              -----------
    Total shareholders' equity                                           39,177,721               38,368,139
                                                                        -----------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                                                  $58,051,743              $56,559,401
                                                                        ===========              ===========


            See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                   -----------------------------------------
                                                                   September 27, 1997     September 28, 1996
                                                                   ------------------     ------------------
NET SALES                                                              $16,734,699             $17,012,314
COST OF GOODS SOLD                                                      10,612,393              10,239,426
                                                                       -----------             -----------
GROSS MARGIN                                                             6,122,306               6,772,888
                                                                       -----------             -----------
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES:

  Distribution expense                                                     773,069                 713,260
  Selling expense                                                        2,117,490               2,035,402
  General and administrative expense                                     1,412,903               1,154,027
  Currency exchange gain                                                      (544)                (22,431)
                                                                       -----------             -----------
    Total                                                                4,302,918               3,880,258
                                                                       -----------             -----------
INCOME FROM OPERATIONS                                                   1,819,388               2,892,630
INTEREST EXPENSE, NET                                                      154,959                 131,196
                                                                       -----------             -----------
INCOME BEFORE INCOME TAXES                                               1,664,429               2,761,434
INCOME TAX PROVISION (Note 5)                                              633,462               1,027,699
                                                                       -----------             -----------
NET INCOME                                                             $ 1,030,967             $ 1,733,735
                                                                       ===========             ===========

Net income per share                                                         $0.14                   $0.23
                                                                       ===========             ===========
Weighted average number of shares
  outstanding (Note 6)                                                   7,492,236               7,481,977
                                                                       ===========             ===========


            See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                     THREE MONTHS ENDED SEPTEMBER 27, 1997

                                    Common Stock                            Cumulative
                              --------------------------     Retained       Translation
                              Shares Issued     Amount       Earnings       Adjustments        Total
                              -------------  -----------    -----------     -----------     -----------
Balance, June 28, 1997          7,491,540    $16,970,175    $20,728,449        $669,515    $38,368,139

Stock Options Exercised               825          5,500                                         5,500

Shares Issued for Director
  Fees                                998         10,465                                        10,465

Net income                                                    1,030,967                      1,030,967

Translation loss                                                               (237,350)      (237,350)
                                ---------    -----------    -----------        --------    -----------
September 27, 1997              7,493,363    $16,986,140    $21,759,416        $432,165    $39,177,721
                                =========    ===========    ===========        ========    ===========

           See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              Three Months Ended
                                                                    -----------------------------------------
                                                                    September 27, 1997     September 28, 1996
                                                                    ------------------     ------------------
OPERATING ACTIVITIES:
  Cash received from customers                                           $17,897,746            $17,986,814
  Cash paid to suppliers and employees                                   (16,122,975)           (14,512,369)
  Interest paid                                                             (223,436)              (220,330)
  Interest received                                                           31,908                 55,603
  Income taxes paid                                                           17,596               (158,227)
                                                                         -----------            -----------
    Net cash provided by operating activities                              1,600,839              3,151,491
                                                                         -----------            -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (849,352)              (682,125)
  Proceeds from sale of property and equipment                                 4,000                      -
  Construction of and equipment purchase for new
    dyehouse and warehouse                                                (1,338,148)              (194,406)
  Payments for investment in India Trimmings (Private)
    Limited                                                                 (211,035)                     -
  Payments for acquisition of assets of HFDC                                (186,718)                     -
                                                                         -----------            -----------
     Net cash used in investing activities                                (2,581,253)              (876,531)
                                                                         -----------            -----------
FINANCING ACTIVITIES:
  Net borrowings (payments) under line of credit
    arrangements                                                             714,390               (338,785)
  Payments on long-term debt                                                       -                (54,165)
  Principal payments under capital lease obligations                               -                (16,592)
  Proceeds from issuance of common stock                                      15,965                 18,500
                                                                         -----------            -----------
    Net cash provided by (used in) financing activities                      730,355               (391,042)
                                                                         -----------            -----------
(DECREASE)INCREASE IN CASH                                                  (250,059)             1,883,918
CASH AT:
  BEGINNING OF PERIOD                                                        489,580                189,846
                                                                         -----------            -----------
  END OF PERIOD                                                          $   239,521             $2,073,764
                                                                         ===========            ===========

            See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY

                                  (UNAUDITED)

                                                                                 Three Months Ended
                                                                    --------------------------------------------
                                                                    September 27, 1997        September 28, 1996
                                                                    ------------------        ------------------
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                             $1,030,967                 $1,733,735
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                            478,149                    430,691
    Amortization of deferred expenses                                        14,600                     18,419
    Provision for deferred taxes                                           (105,301)                    57,130
    Currency translation gain                                                  (544)                   (22,431)
    Change in assets and liabilities:
      Accounts receivable                                                   595,153                    407,700
      Inventory                                                            (635,643)                  (328,656)
      Prepaid expenses and other                                           (221,391)                   229,811
      Trade accounts payable                                               (182,297)                   218,366
      Accrued liabilities                                                   627,146                    406,726
                                                                         ----------                 ----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                                             $1,600,839                 $3,151,491
                                                                         ==========                 ==========

           See notes to unaudited consolidated financial statements

                            CONSO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 27, 1997

1.  CONSOLIDATION
          The financial statements are unaudited and include the accounts of the Company, its wholly-owned subsidiary, British Trimmings Limited and its subsidiaries (all operating within the United Kingdom), and Conso's majority-owned subsidiary, Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant.

         The British Trimmings Limited balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as published in the Wall Street Journal. Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average of the month-end exchange rates in effect during the period. The resulting currency translation adjustments are accumulated and reported as a separate component of shareholders' equity. From time to time the US parent company loans or is loaned amounts from its foreign subsidiaries. It is the Company's policy that such amounts are repayable or receivable in the foreign currency of the subsidiary. Translation gains and losses on such amounts due to or from foreign subsidiaries and all exchange gains and losses on realized foreign currency transactions are included in the consolidated results of operations. The Val-Mex subsidiary's operations are not significant in relation to the Company's operations. All significant intercompany accounts and transactions and profit and loss on intercompany transactions are eliminated in consolidation.

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company for the fiscal year ending July 3, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increases in disclosures, if any, will be required beyond that already reported in its financial statements.

2.  INTERIM PERIOD FINANCIAL STATEMENTS
          The unaudited consolidated financial statements for the three months ended September 27, 1997 and September 28, 1996 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending June 27, 1998.

         Certain previously reported amounts have been reclassified to conform with the current year presentation.

         The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three month periods ended September 27, 1997 and September 28, 1996 each include 13 weeks.

3.  INVENTORIES
          The composition of inventories at September 27, 1997 and June 28, 1997 was as follows:

                                                               September 27, 1997           June 28, 1997
                                                               ------------------           -------------
Raw Materials                                                     $ 7,696,482                $ 7,933,716
Work-In-Process                                                     5,010,087                  4,232,699
Finished Goods                                                     12,932,836                 13,173,521
                                                                  -----------                -----------
Totals                                                            $25,639,405                $25,339,936
                                                                  ===========                ===========

4. INCOME TAXES
         The Company did not record any additional Jobs Tax Credits since there were no increases in employment in South Carolina in the current year's first quarter.

5. STOCK SPLIT
         On September 5, 1996, the Company announced a 3-for-2 split of its common stock, issued on October 4, 1996 to shareholders of record at the close of business on September 16, 1996.

         Share and per share amounts have been adjusted for the 3-for-2 stock splits.

6. STOCK OPTIONS
         On September 5, 1997, the Company granted additional options to certain key employees to purchase an aggregate of 21,000 shares of the Company's common stock under its 1993 Stock Option Plan.

         The options were granted at $10.30 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee.

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

         In fiscal year 1997, the Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation". Accordingly, the Company applies
APB Opinion 25 and related interpretations for its stock option plans, and does not recognize compensation cost for the incentive stock options referred to above. If the Company had elected to recognize compensation cost based on fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                                       September 27, 1997    September 28, 1996
                                       ------------------    ------------------
Net income - as reported                   $1,030,967            $1,733,735
Net income - pro forma                     $1,007,168            $1,711,718
Net income per share - as reported         $      .14            $      .23
Net income per share - pro forma           $      .13            $      .23

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions (for options issued in years):

                                       FY 1998       FY 1997       FY 1996
                                      ---------     ---------     ---------
Expected dividend yield                    None          None          None
Expected stock price volatility          37.59%        33.92%        25.51%
Risk-free interest rate                   5.81%         6.72%         6.04%
Expected life of options              3.2 years     3.2 years     3.2 years

         The weighted average fair values of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 are $4.36, $4.56 and $2.32 per share, respectively. (All amounts above have been adjusted to reflect the 3-for-2 stock splits issued on October 4, 1996 and October 6, 1995.)

7. DIRECTORS STOCK ELECTION PLAN

         In January 1997, the Company established a Stock Election Plan for Non-Employee Directors whereby non-employee directors may elect to receive their director compensation in common stock in lieu of cash payments. The plan permits the award of up to 25,000 shares of the Company's stock in lieu of director compensation. During the quarter ended September 27, 1997, 998 shares were issued in accordance with directors' elections. The compensation under this plan is not material.

8. STOCK REPURCHASE

         On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares.

         Repurchases may be made from time to time depending upon market conditions. The Company's Executive Committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon the timing and amount of repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997 including the financial information and management's discussion contained or incorporated by reference therein.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 27, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 28, 1996

         Net sales for the quarter ended September 27, 1997, were $16.7 million, down from the prior year's first quarter. Conso US was down $139,000 or 1.1% from the comparable prior year quarter, while British Trimmings declined $138,000 or 2.9%.

         British Trimmings sales would have increased and brought revenues overall to a roughly flat position against the prior year's figures were it not for the sale of MacCulloch & Wallis (London) Ltd ("MacCulloch & Wallis"), a retail operation in London servicing primarily the apparel industry with haberdashery items. The majority of items sold by this operation were goods purchased for resale rather than manufactured by the Company and tailored to a highly competitive, lower margin industry. Operations from this London based group had been barely breaking even for the last several years and were facing potential losses due to increasing rent and other overhead costs. Accordingly, the Company sold the business to another related business. British Trimmings continues to supply certain manufactured items to its new owner. The business operated through July of this year (until the business was sold) with sales after consolidating adjustments of approximately $100,000 compared to the prior year's sales of $350,000. Sales were further affected by the factors noted below.

Sales by customer type were as follows:

Distributors                            $ 7,398,000                 up 9.1%
Manufacturers                             6,590,000              down 12.4%
Retailers                                 2,747,000                 up 1.4%
--------------------------------------------------------------------------
Total                                   $16,735,000               down 1.6%
==========================================================================

         Sales to manufacturers, the Company's largest growth area in prior years, continued to be down 12.4% overall, 12.2% at Conso US and 13.5% at British Trimmings.

         The manufacturing business in the US has been effected both by increased domestic competition and low-cost imports of certain items. The Company is scheduled to begin production in India in January 1998 to compete with the lower cost imports and has established a manufacturing specials support team including the Company's top manufacturing sales person to work on developing the expertise and success of all the Company's sales personnel in dealing with manufacturing businesses and to enhance the quality of service to this group.

         In the UK, manufacturing business appears to have been affected, not so much by competition but, by production and delivery problems earlier in the prior year. A special team has been established at British Trimmings, as well, to improve service to this group and to recover business from customers who went to the competition. In some instances this opportunity will arise slowly as the Company proves its service has been restored to previous levels; levels typically better than the competition.

         The distributor business continues to set record levels with sales to distributors increasing by 9.1% overall, 6.0% in the US and 15.0% in the UK.

         On the retail side, a much smaller market in the UK than in US, British Trimmings sales were down 30.8%. However, were it not for the sale of the MacCulloch and Wallis business, this area would have been up approximately 3.0%. In the US sales to retailers were up 11.6% and against the decline in the UK as a result of the MacCulloch and Wallis sale, this brought the retail group to a 1.4% increase overall.

         Sales outside the US and UK (the Company's major sales regions) increased to $2.0 million, a 9.0% increase over the comparable prior year quarter. Sales outside the US and UK by geographic region were as follows:


Western Hemisphere                          $  908,000       up  4.6%
Continental Europe, Middle East                583,000       up  8.3%
Pacific Rim                                    498,000       up 18.8%
--------------------------------------------------------------------
Total                                       $1,989,000       up  9.0%
====================================================================

         The gross margin for the quarter declined to 36.6% from the prior year quarter's 39.8%. Gross margin declined due to five factors; the sales of MacCulloch & Wallis, and the results of the year-end physical inventory count, both of which affected the comparability to the prior year's quarter figures, excess personnel costs, the UPS strike and changes in the sales mix, pricing, and reformulation of product to meet competitive offerings.

         In the US, the gross margin declined by $282,000, from 41.4% of sales in the prior year to 39.6% of sales in the current year. Approximately $100,000 of the reduction is attributable to prior increases in personnel primarily in the production support departments in anticipation of greater sales growth. The Company has taken action to reduce personnel in these areas considering the current sales climate. The remainder of the reduction in the US is attributed to increased competitive pressures, changes in sales mix, pricing and the reformulation of product to meet competitive offerings, including low-priced imports and most likely, to some degree, the UPS strike.

         In the UK, the gross margin declined from 35.6% of sales in the prior year to 28.6% in the current year, for a decrease of $368,000. It is estimated that approximately $150,000 of the prior year's physical inventory adjustment recorded at the end of the prior fiscal year was related to and would have reduced the prior year's margin in this quarter. In addition, the sale of the MacCulloch & Wallis division resulted in a reduction of approximately $100,000 of gross margin on sales in that group for this year compared to the prior year. In addition, the increase in personnel at British Trimmings necessary to restore inventory levels and deliveries after the deterioration in the first half of fiscal 1997 cost the Company approximately an additional $100,000. The remainder of the reduction is attributed to changes in product mix and pricing and the affect of changes in the exchange rate on the consolidation.

         Distribution expenses increased $60,000 from 4.2% to 4.6% of sales. In the UK distribution costs increased $39,000. Approximately $22,000 of the increase was due to the effect of changes in the exchange rate on consolidation, and the remainder due to increases in personnel and a fuel tax surcharge levied by the freight carrier. In the US, the $21,000 increase was primarily due to increases in personnel and additional carriage costs of the UPS strike during the quarter. Steps have been taken to reduce personnel and British Trimmings is considering a change in freight carriers as an additional cost saving measure.

         Selling expenses increased $82,000 from 12.0% to 12.7% of net sales. British Trimmings' selling expenses increased $83,000 with Conso US' selling expenses remaining virtually flat. Of the $83,000 increase at British Trimmings, approximately $54,000 was due to the affect of the exchange rate changes with the remaining increase related primarily to redundancy or severance costs arising in connection with the disposal of MacCulloch & Wallis. Steps have been taken to reduce additional personnel and other areas are being looked at for possible cost reductions in light of the current conditions.

         General and administrative expenses increased $259,000 from 6.8% to 8.4% of net sales. In the US, which increased $167,000, the primary contributing items were the reclassification of our Vice President of Production, in connection with his appointment to Co-Managing Director of British Trimmings, and certain other personnel out of manufacturing and into administrative costs, and the expensing of $80,000 of incentive compensation related to a change in the formula for calculating bonus provisions to tie-in more closely with the company's performance against prior year and budget figures. In the UK, which increased $92,000, a slight improvement in general and administrative costs was offset by an increase as a result of exchange rate changes of $54,000 and a $47,000 charge for legal fees due to the disposal of the MacCulloch & Wallis operations.

         As a result of the decline in margin and increases in selling, general and administrative costs, operating income decreased approximately $1.1 million or 37.1% from 17.0% to 10.9% of net sales.

         Interest expense increased slightly while taxes were down significantly as a result of the reduction in operating income and therefore pre-tax income. The Company reported an effective tax rate for the quarter of 38.0% compared to the prior year's same quarter of 37.2%. The increase in the rate is due to the fact that the normal US effective rate (or without any Jobs Tax Credits) is approximately 37.5% and British Trimmings reported a loss for the quarter for which the tax reduction was only effective at a lower rate of 34.0%.

         Net income for the quarter ended September 27, 1997 was $1,031,000, a decrease of $703,000 or 40.5% from the net income of the first quarter of the prior year of $1,734,000, bringing earnings per share to 14 cents down from the prior year's 23 cents. These earnings per share amounts reflect the 3-for-2 stock split given in the form of a 50% share dividend paid on October 4, 1996. Conso US net income decreased $310,000 to $1.3 million from the prior year quarter's net income of $1.6 million; down from 21 cents per share to 17 cents per share, while British Trimmings net income decreased $393,000 (after adjustments for intercompany transactions, foreign exchange translation and purchase accounting), declining from net income of $168,000, or 2 cents per share, to a net loss of $226,000, or 3 cents per share.

         In order to restore profitability to previous levels and in light of current sales conditions, the Company has substantially reduced its personnel compliment. Personnel since June 1997 has declined 58 people or 28% in the US, 90 people or 17.3% in the UK and 43 people or 14.1% in Mexico taking its employment at its current production regions from 1574 to 1383. The benefits from these and other cost reductions will not be fully realized until later this fiscal year and will result in some redundancy or severance costs which will impact the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The outstanding aggregate balances of both the Company's and British Trimmings' lines of credit and the British Trimmings' (line of credit type) overdraft facility were $6.8 million at September 27, 1997, with approximately $4 million available for future borrowings subject to satisfaction of certain borrowing base requirements. Working capital declined by $1.2 million to $19.8 million at September 27, 1997, from $21 million at June 28, 1997, primarily from a partial funding of the long-term capital projects through the revolver loan.

         Since the Company, in 1994, retired its $1.6 million dollar equipment loan that carried an annual interest rate of 11.85%, the Company's equipment and certain British Trimmings' assets are available as collateral for additional borrowings.

         The Company anticipates that its total capital expenditures during the 1997 fiscal year, excluding major building expansions, will be approximately $1,050,000, of which approximately $385,000 has been spent through September 27, 1997. In the US Conso had budgeted $2.3 million for the construction of a new dyehouse facility and related equipment and $3.7 million for a new warehouse facility and some new equipment. In addition, the Company has budgeted $1 million for the re-equipping of the space left unutilized by the move of the warehouse and dyehouse facilities for more efficient production work flow and some additional office space. As of September 27, 1997, approximately $5.5 million had been spent on these projects with the majority of the amount going toward the building of the new warehouse and dyehouse.

         The Company believes that cash generated by operations and available borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future, but excluding possible additional acquisitions of other businesses. Based on the Company's financial position, the Company believes that it will also be able to obtain any additional financing necessary to fund its planned long-term growth and expansion. Such additional financing may include long-term debt or equity; however, the Company has not yet made arrangements for any such additional financing.

         On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares.

         Repurchases may be made from time to time depending upon market conditions. The Company's Executive Committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon the timing and amount of repurchases.

NEW ACCOUNTING STANDARDS

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company for the fiscal year ending July 3, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increases in disclosures, if any, will be required beyond that already reported in its financial statements.

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

PART II      OTHER INFORMATION
Item 6       Exhibits and Reports on Form 8-K

             (a)      Exhibits

                      Exhibit 27 - Financial Data Schedule (for SEC use only)

             (b)      Reports on Form 8-K

                      None

                                  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CONSO PRODUCTS COMPANY

Dated:  November 10, 1997                      By:     /s/ David B. Dechant
                                                       ------------------------
                                               Name:   David B. Dechant
                                               Title:  Chief Accounting Officer


Dated:  November 10, 1997                      By:     /s/ Gilbert G. Bartell
                                                       ------------------------
                                               Name:   Gilbert G. Bartell
                                               Title:  Chief Financial Officer
                                                       and Vice President of
                                                       Finance/Treasurer