Form 10-Q
period 1997-12-27
CONSO PRODUCTS CO
filed 1998-02-10
CIK 914448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 27, 1997

                                       OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to ______

Commission file number: 0-22942


                             CONSO PRODUCTS COMPANY
             ------------------------------------------------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 10, 1998:

                  Common Stock, no par value 7,494,974 shares.

                               Page 1 of 21 pages

                                TABLE OF CONTENTS

Part I.  Financial Information                                      Page No.

         Consolidated Balance Sheets (unaudited) as of
               December 27, 1997 and June 28, 1997                      3

         Consolidated Statements of Operations (unaudited)
               for the three months and six months
               ended December 27, 1997 and December 28, 1996            5

         Consolidated Statements of Shareholders' Equity
               (unaudited) for the three months and six months
               ended December 27, 1997                                  6

         Consolidated Statements of Cash Flows (unaudited) for
               the six months ended December 27, 1997 and
               December 28, 1996                                        7

         Notes to Consolidated Financial Statements                     9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        13


Part II. Other Information

         Item 4.  Submission of Matters to a Vote of
                  Securities Holders                                   20

         Item 6.  Exhibits and Reports on Form 8-K                     20

Signatures                                                             21

PART I       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                             CONSO PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                     December 27, 1997              June 28, 1997
                                                                  ------------------------       ---------------------
ASSETS
CURRENT ASSETS:
  Cash                                                                      $     294,032               $     489,580
  Accounts receivable, net of allowances for bad debts
    and customer deductions of $433,215 and
    $310,876 on December 27, 1997 and June 28,
    1997, respectively.                                                        11,281,901                  11,747,482
  Inventories (Note 3)                                                         25,678,588                  25,339,936
  Deferred income taxes - current portion                                         589,941                     625,873
  Prepaid expenses and other                                                      823,780                     426,508
                                                                  ------------------------       ---------------------
       Total current assets                                                    38,668,242                  38,629,379
                                                                  ------------------------       ---------------------

PROPERTY AND EQUIPMENT:
  Land and improvements                                                         1,265,952                   1,177,248
  Buildings and improvements                                                   11,278,905                   9,655,017
  Machinery and equipment                                                      16,047,927                  14,216,300
                                                                  ------------------------       ---------------------
       Total                                                                   28,592,784                  25,048,565
  Accumulated depreciation                                                    (9,552,293)                 (8,485,714)
                                                                  ------------------------       ---------------------
       Total property and equipment, net                                       19,040,491                  16,562,851
                                                                  ------------------------       ---------------------
DEFERRED INCOME TAXES (Note 5)                                                  1,139,035                   1,120,694
                                                                  ------------------------       ---------------------
DEFERRED COSTS AND OTHER                                                          449,321                     246,477
                                                                  ========================       =====================
TOTAL ASSETS                                                                  $59,297,089                 $56,559,401
                                                                  ========================       =====================


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)


                                                                      December 27, 1997              June 28, 1997
                                                                   -----------------------       ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings (Note 4)                                               $11,207,847                 $10,405,973
  Current maturities of  long-term debt                                            209,850                     208,063
  Trade accounts payable                                                         3,288,460                   4,162,339
  Accrued liabilities                                                            3,214,363                   2,879,703
                                                                   -----------------------       ---------------------
         Total current liabilities                                              17,920,520                  17,656,078
                                                                   -----------------------       ---------------------
NONCURRENT LIABILITIES:
  Long-term debt                                                                         -                           -
  Deferred income taxes                                                            539,332                     535,184
                                                                   -----------------------       ---------------------
         Total noncurrent liabilities                                              539,332                     535,184
                                                                   -----------------------       ---------------------
SHAREHOLDERS' EQUITY (Notes 6 through 10):
  Preferred stock (no par, 10,000,000 shares
    authorized, no shares issued)                                                        -                           -
  Common stock (no par, 50,000,000 shares
    authorized, 7,494,974 and 7,491,540
    shares issued December 27, 1997 and
    June 28, 1997, respectively)                                                16,998,321                  16,970,175
  Retained earnings                                                             23,044,199                  20,728,449
  Cumulative translations gain                                                     794,717                     669,515
                                                                   -----------------------       ---------------------
         Total shareholders' equity                                             40,837,237                  38,368,139
                                                                   =======================       =====================
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                                                       $59,297,089                 $56,559,401
                                                                   =======================       =====================


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended                     Six Months Ended
                                             --------------------------------------  ------------------------------------
                                             December 27, 1997  December 28, 1996    December 27, 1997  December 28, 1996
                                             ------------------ -------------------  -----------------  -----------------
 NET SALES                                         $18,978,230         $18,534,296        $35,712,929        $35,546,610
 COST OF GOODS SOLD                                 12,490,498          11,197,122         23,102,891         21,436,548
                                             -----------------  ------------------  -----------------  -----------------
 GROSS MARGIN                                        6,487,732           7,337,174         12,610,038         14,110,062
                                             -----------------  ------------------  -----------------  -----------------
 SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES:
     Distribution expense                              861,115             776,869          1,634,184          1,490,129
     Selling expense                                 2,059,045           2,059,205          4,176,535          4,094,607
     General and administrative expense              1,044,290           1,190,060          2,457,193          2,344,087
     Currency exchange gain                             40,941             (96,273)            40,397           (118,704)
                                             -----------------  ------------------  -----------------  -----------------
         Total                                       4,005,391           3,929,861          8,308,309          7,810,119
                                             -----------------  ------------------  -----------------  -----------------
 INCOME FROM OPERATIONS                              2,482,341           3,407,313          4,301,729          6,299,943
 INTEREST EXPENSE, NET                                 273,901             113,182            428,860            244,378
                                             -----------------  ------------------  -----------------  -----------------
 INCOME BEFORE INCOME TAXES                          2,208,440           3,294,131          3,872,869          6,055,565
 INCOME TAX PROVISION (Note 5)                         923,657           1,229,895          1,557,119          2,257,594
                                             =================  ==================  =================  =================
 NET INCOME                                          1,284,783         $ 2,064,236          2,315,750        $ 3,797,971
                                             =================  ==================  =================  =================
 EARNINGS PER SHARE - BASIC
  (Notes 6 through 9)
 Net income per share                                    $0.17               $0.28              $0.31              $0.51
                                             =================  ==================  =================  =================
 Weighted average number of shares
   outstanding                                       7,494,379           7,484,983          7,493,307          7,483,480
                                             =================  ==================  =================  =================

 EARNINGS PER SHARE - DILUTED
  (Notes 6 through 9)
 Net income per share assuming dilution                  $0.17               $0.27              $0.31              $0.50
                                             =================  ==================  =================  =================
 Weighted average number of shares
   outstanding assuming dilution                     7,517,083           7,542,983          7,524,071          7,529,510
                                             =================  ==================  =================  =================


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                      THREE MONTHS ENDED DECEMBER 27, 1997


                                            Common Stock
                                   -------------------------------
                                                                                      Cumulative
                                                                       Retained      Translation
                                   Shares Issued       Amount          Earnings      Adjustments         Total
                                   --------------  ---------------  --------------  --------------- ---------------
Balance, September 27, 1997            7,493,363     $ 16,986,140     $21,759,416         $432,165     $39,177,721
Stock Options Exercised                      825            5,500                                            5,500
Shares Issued for Director Fees              786            6,681                                            6,681
Net income                                                              1,284,783                        1,284,783
Translation gain                                                                           362,552         362,552
                                   --------------  ---------------  --------------  --------------- ---------------
December 27, 1997                      7,494,974      $16,998,321     $23,044,199         $794,717     $40,837,237
                                   ==============  ===============  ==============  =============== ===============






                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                       SIX MONTHS ENDED DECEMBER 27, 1997


                                            Common Stock
                                   -------------------------------
                                                                                     Cumulative
                                                                       Retained      Translation
                                   Shares Issued       Amount          Earnings      Adjustments        Total
                                   --------------  ---------------  --------------  --------------  ---------------
Balance, June 28, 1997                 7,491,540     $ 16,970,175     $20,728,449        $669,515      $38,368,139
Stock Options Exercised                    1,650           11,000                                           11,000
Shares Issued for Director Fees            1,784           17,146                                           17,146
Net income                                                              2,315,750                        2,315,750
Translation gain                                                                          125,202          125,202
                                   --------------  ---------------  --------------  --------------- ---------------
December 27, 1997                      7,494,974      $16,998,321     $23,044,199        $794,717      $40,837,237
                                   ==============  ===============  ==============  ==============  ===============


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                    --------------------------------------------------

                                                                      December 27, 1997           December 28, 1996
                                                                    ----------------------      ----------------------
OPERATING ACTIVITIES:
  Cash received from customers                                                 $37,457,796                $37,285,470
  Cash paid to suppliers and employees                                         (32,840,286)               (30,459,202)
  Interest paid                                                                   (447,413)                  (419,327)
  Interest received                                                                 67,998                    115,758
  Income taxes paid                                                             (1,612,760)                (1,677,232)
                                                                    ----------------------      ---------------------
    Net cash provided by operating activities                                    2,625,335                  4,845,467
                                                                    ----------------------      ---------------------
INVESTING ACTIVITIES:
  Net lending to subsidiary under line of credit                                   (15,255)                         -
  Purchase of property and equipment                                              (724,321)                (1,058,989)
  Construction and equipment purchased for
     new dyehouse and distribution center                                       (2,635,382)                  (918,312)
  Payments for investment in India Trimmings (Private)
    Limited                                                                       (144,000)                         -
  Payments for acquisition of assets of HFDC                                      (126,209)                         -
                                                                    ----------------------      ---------------------
    Net cash used in investing activities                                       (3,645,167)                (1,977,301)
                                                                    ----------------------      ---------------------
FINANCING ACTIVITIES:
  Net borrowings under line of credit
    arrangements                                                                   796,138                    478,189
  Payments on long-term debt                                                             -                 (2,233,320)
  Principal payments under capital lease obligations                                     -                    (29,073)
  Proceeds from issuance of common stock                                            28,146                     23,836
                                                                    ----------------------      ---------------------
    Net cash provided by (used in) financing activities                            824,284                 (1,760,368)
                                                                    ----------------------      ---------------------
(DECREASE)INCREASE IN CASH                                                        (195,548)                 1,107,798
CASH AT:
  BEGINNING OF PERIOD                                                              489,580                    189,845
                                                                    ======================      =====================
  END OF PERIOD                                                                $   294,032              $   1,297,643
                                                                    ======================      =====================



            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)


                                                                                    Six Months Ended
                                                                    -------------------------------------------------

                                                                       December 27, 1997          December 28, 1996
                                                                    ----------------------      ---------------------
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                   $2,315,750                 $3,797,971
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation                                                                1,043,450                    861,179
    Amortization of deferred expenses                                              28,216                     54,086
    Provision for deferred taxes                                                   33,107                    117,085
    Currency translation gain                                                      (2,943)                  (118,704)
    Disposal of fixed assets                                                         (544)                         -
  Changes in assets and liabilities:
    Accounts receivable                                                           501,769                    461,424
    Inventory                                                                    (140,470)                (1,596,689)
    Prepaid expenses and other                                                   (348,678)                   203,263
    Income taxes receivable                                                      (131,709)                   206,374
    Trade accounts payable                                                       (917,636)                   332,335
    Accrued liabilities                                                         1,043,640                    270,240
    Income taxes payable                                                         (798,617)                   256,903
                                                                    ---------------------       --------------------
NET CASH PROVIDED BY OPERATING
    ACTIVITIES                                                                 $2,625,335                 $4,845,467
                                                                    =====================       ====================



            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 27, 1997

1.  CONSOLIDATION

         The financial statements are unaudited and include the accounts of the Company, its wholly owned subsidiary, British Trimmings Limited and its subsidiaries (all operating within the United Kingdom), and Conso's majority-owned subsidiaries, India Trimmings (Private) Limited, Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant.

         The British Trimmings Limited balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as published in the Wall Street Journal. Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average of the month-end exchange rates in effect during the period. The resulting currency translation adjustments are accumulated and reported as a separate component of shareholders' equity. From time to time the US parent company loans or is loaned amounts from its foreign subsidiaries. It is the Company's policy that such amounts are repayable or receivable in the foreign currency of the subsidiary. Translation gains and losses on such amounts due to foreign subsidiaries and all exchange gains and losses on realized foreign currency transactions are included in the consolidated results of operations. The India Trimmings and Val-Mex subsidiaries' operations are not significant in relation to the Company's operations. All significant inter-company accounts and transactions and profit and loss on inter-company transactions are eliminated in consolidation.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company for the fiscal year ended July 3, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increases in disclosures, if any, will be required beyond that already reported in its financial statements.

2.  INTERIM PERIOD FINANCIAL STATEMENTS

          The unaudited consolidated financial statements for the three months and six months ended December 27, 1997 and December 28, 1996 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending June 27, 1998.

         The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three month and six months periods ended December 27, 1997 and December 28, 1996 each include 13 weeks and 26 weeks, respectively.

         Certain previously reported amounts have been reclassified to conform with the current year presentation.

3.  INVENTORIES

          The composition of inventories at December 27, 1997 and June 28, 1997 was as follows:

                        December 27, 1997      June 28, 1997
                        -----------------      -------------
Raw Materials              $ 8,365,283          $ 7,933,716
Work-In-Process            $ 4,746,401            4,232,699
Finished Goods              12,566,904           13,173,521
                           -----------          -----------
Totals                     $25,678,588          $25,339,936
                           ===========          ===========


4.  BANK LOAN PAYABLE

         During December 1997, the Company reached an agreement with the London branch of a US bank to transition the overdraft (revolving-loan type) borrowing facility for its British Trimmings subsidiary, from a UK bank. The new agreement provides overdraft facilities totaling Pound Sterling 600,000 (or $1,007,280 at the December 27, 1997 exchange rate) (previously Pound Sterling 500,000). The new facility bears interest at the bank's base rate plus 1.25% but not less than 6%. (The previous facility bore interest at the UK bank's base rate plus 1.5%).

5.  INCOME TAXES

         The Company did not record any additional Jobs Tax Credits since there were no increases in employment in the second quarter. In addition, as a result of unforeseen changes in the Company's markets, including increases in competition both domestically and from low cost imports, and resulting changes in profitability, management believes it is more likely than not decreases in personnel at its South Carolina location are necessary to reduce costs. Accordingly, management has established a valuation reserve of $120,000 ($79,000 net of federal tax effect) against its Jobs Tax Credits deferred tax assets for that portion of the SC job increases over the last five years, which may not be maintained throughout subsequent years two through six.

6. STOCK SPLIT

         On September 5, 1996, the Company announced a 3-for-2 split of its common stock, issued on October 4, 1996, to shareholders of record at the close of business on September 16, 1996. Share and per share amounts have been adjusted for the 3-for-2 stock split.

7.  EARNINGS PER SHARE
         In the second quarter of fiscal year 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 superceded APB Opinion 15, effective for annual and interim periods ending after December 15, 1997. The provisions of the statement simplify the computations of earnings per share ("EPS"). Under the new rules, two EPS amounts are required: (1) basic EPS; and (2) diluted EPS. These two amounts are now disclosed on the face of the income statements. The earnings per share amounts calculated under the new SFAS 128 and disclosed on the face of the income statements are not materially different than the EPS which would have been disclosed if the earnings per share were calculated using the old requirements of APB Opinion 15. See Note 8, "Stock Options," for a reconciliation of the weighted average number of shares outstanding to the weighted average number of shares outstanding assuming dilution. Only dilutive (no anti-dilutive) options are considered in the calculation of weighted average number of shares outstanding assuming dilution.

8.  STOCK OPTIONS

         On September 7, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2775, 800, 1200, 1200, 2625, 825 and 825 options were exercised on September 18, 1996, October 28, 1996, January 27, 1997, February 28, 1997, May 23,1997, July 28, 1997 and October 16, 1997.
The options were granted at $6.67 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock splits)

         On September 5, 1996, and September 5, 1997 the Company granted additional options to certain key employees to purchase an aggregate of 79,500 and 21,000 shares, respectively, of the Company's common stock under its 1993 Stock Option Plan. The options were granted at $11.00 and $10.30 per share, respectively, and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock split.)

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


                                                  Three Months Ended                       Six Months Ended
                                         -----------------------------------    ------------------------------------
                                          December 27,        December 28,       December 27,        December 28,
                                              1997                1996               1997                1996
                                         ---------------     ---------------    ----------------    ----------------
Net income - as reported                     $1,284,783          $2,064,236          $2,315,750          $3,797,971
Less compensation per FAS 123                   (31,353)            (39,709)            (62,705)            (79,417)
                                         ---------------     ---------------    ----------------    ----------------
Net income - as proforma                     $1,253,430          $2,024,527          $2,253,045          $3,718,554
                                         ===============     ===============    ================    ================
Net income per share - as reported       $         0.17      $         0.28      $         0.31      $         0.51
                                         ===============     ===============    ================    ================
Net income per share - as proforma       $         0.17      $         0.27      $         0.30      $         0.50
                                         ===============     ===============    ================    ================
Net income per share assuming
  dilution-as reported                   $         0.17      $         0.27      $         0.31      $         0.50
                                         ===============     ===============    ================    ================

Net income per share - assuming dilution
  as proforma                            $         0.17      $         0.27      $         0.30      $         0.49
                                         ==============      ===============    ================    ================
Weighted average number of shares
  outstanding                                 7,494,379           7,484,983           7,493,307           7,483,480
Options assumed to be exercised                  83,522             169,789              96,524             141,057
Shares assumed to be repurchased
  ((83,522 shares x $6.67)/$9.16)               (60,818)
  ((90,289 shares x 6.67)/$13.21)                                   (45,589)
  ((79,500 shares x 11.00)/$13.21)                                  (66,200)
  ((83,486 shares x 6.67)/$10.51)                                                       (52,983)
  ((13,038 shares x 10.3)/$10.51)                                                       (12,777)
  ((91,260 shares x 6.67)/$12.17)                                                                           (50,017)
  ((49,797 shares x 11.00)/$12.17)                                                                          (45,010)
                                         ---------------     ---------------    ----------------    ----------------
Weighted average number of shares
  outstanding - assuming dilution             7,517,083           7,542,983           7,524,071           7,529,510
                                         ===============     ==============     ================    ================

         The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions (for options issued in years):

                                           FY 1998      FY 1997       FY 1996
                                           -------      -------       -------
Expected dividend yield                       None         None          None
Expected stock price volatility             37.59%       33.92%        25.51%
Risk-Free interest rate                      5.81%        6.72%         6.04%
Expected life of options                 3.2 years    3.2 years     3.2 years


         The weighted average fair values of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 are $4.36, $4.56 and $2.32 per share, respectively. (All amounts above have been adjusted to reflect the 3-for-2 stock splits issued on October 4, 1996 and October 6, 1995.)

9.  DIRECTORS  STOCK ELECTION PLAN

         In January 1997, the Company established a Stock Election Plan for Non-Employee Directors whereby non-employee directors may elect to receive their director compensation in common stock in lieu of cash payments. The plan permits the award of up to 25,000 shares of the Company's stock in lieu of director compensation. During the quarter and six months ended December 27, 1997, 786, and 1,784 shares, respectively, were issued in accordance with directors' elections. The compensation under this plan is not material.

10.   STOCK  REPURCHASE

         On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares. No repurchases were made as of December 27, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997, including the financial information and management's discussion contained or incorporated by reference therein.

RESULTS OF OPERATIONS

   QUARTER ENDED DECEMBER 27, 1997 COMPARED TO QUARTER ENDED DECEMBER 28, 1996

         Net sales for the quarter ended December 27, 1997, were $19.0 million, up from the prior year's second quarter sales of $18.5 million or 2.4%. Conso US was up $397,000 or 3.0% from the comparable prior year quarter, while British Trimmings increased $47,000 or 0.9%.

         British Trimmings sales would show higher increase over the prior year's figures were it not for the sale of MacCulloch & Wallis (London) Ltd ("MacCulloch & Wallis"), a retail subsidiary operation in London servicing primarily the apparel industry with haberdashery items. The majority of items sold by this operation were goods purchased for resale rather than manufactured by the Company and tailored to a highly competitive, lower margin industry. Operations from this London based group had been barely breaking even for the last several years and were facing potential losses due to increasing rent and other overhead costs. Accordingly, the Company sold the business in August 1997. British Trimmings continues to supply certain manufactured items to MacCulloch & Wallis' new owner. The business operated through July 1997 (until the business was sold) with no sales in the second quarter compared to the prior year's quarterly sales of $350,000. On a comparable basis (without the MacCulloch & Wallis sales in the prior year) the retail segment shown below would have been up 5.5%. Sales were further affected by other factors noted below.

Sales for the second quarter by customer type were as follows:

Distributors                       $ 8,232,000           up                4.9%
Manufacturers                        7,742,000           up                3.2%
Retailers                            3,004,000         down               -5.5%
--------------------------------------------------------------------------------
Total                              $18,978,000           up                2.4%
--------------------------------------------------------------------------------


         Sales to manufacturers, the Company's largest growth area in prior years improved in the second quarter after decreased sales (12.4%) in the first quarter. Sales to manufacturers were up 3.2% overall, up 5.7% at Conso US and down 7.9 % at British Trimmings. Distributor sales continue to increase, up 4.9% after a strong (up 9.1%) first quarter.

         Sales to manufacturers in the US has been affected both by increased domestic competition and low-cost imports of certain items. The Company began production in India in January 1998 to compete with the lower cost imports and has established a manufacturing specials support team, including the Company's top manufacturing sales person to work on developing the expertise and success of all the Company's sales personnel in dealing with manufacturing businesses and to enhance the quality of service to this group. Although sales have increased this quarter, margins have continued to be negatively affected by pricing reductions, and product reformulations to meet the increased competition.

         In the UK, in the second quarter, manufacturing business continues to be affected, by competition. A special team has been established at British Trimmings, as well, to improve service to this group and to recover business from customers who went to the competition. Unfortunately, delays have caused some customers to place purchase contracts out with other suppliers. As these placements run out, there are opportunities for British Trimmings to prove that its prior service levels have been restored; levels typically better than the competition.

         Sales outside the US and UK (the Company's major sales regions) increased to $2.3 million, a 4.7% increase over the comparable prior year quarter. Sales outside the US and UK, by geographic region, were as follows:


Western Hemisphere                          $1,156,000          up        15.4%
Continental Europe, Middle East                753,000        down        -2.3%
Pacific Rim                                    378,000        down        -8.2%
--------------------------------------------------------------------------------
Total                                       $2,287,000          up         4.7%
--------------------------------------------------------------------------------

         The Pacific Rim, Europe and the Middle East continued to be negatively impacted by the recent negative changes in currency values in those areas against the strong British pound and US dollar.

         The gross margin for the quarter declined to 34.2% from the prior year quarter's 39.6%. Gross margin declined due to several factors. Increased costs of inventory produced, prior to the reductions in personnel and focus on cost controls, have been recorded in the income statement, delaying the financial impact of reductions in personnel and other costs. Changes in the sales mix, pricing, and reformulation of product to meet competitive offerings continue to be a significant factor, also.

         In the US, the gross margin declined by $524,000, from 42.2% of sales in the prior year to 37.1% of sales in the current year. A significant portion of the reduction is attributable to the prior increases in the number of personnel primarily in the production support departments, in anticipation of greater sales growth. These and additional overhead costs increased the incremental cost of inventory, significantly in the US. The Company has taken action to reduce personnel in these areas considering the current sales climate. The remainder of the reduction in the US is attributed to increased competitive pressures, changes in sales mix, pricing and the reformulation of product to meet competitive offerings, including low-priced imports.

         In the UK, the gross margin declined from 33.0% of sales in the prior year to 26.7% in the current year, for a decrease of $325,000. It is estimated that approximately $150,000 of the prior year's physical inventory adjustment recorded at the end of the prior fiscal year was related to and would have reduced the prior year's margin in this quarter. In addition, the sale of the MacCulloch & Wallis division resulted in a reduction of approximately $100,000 of gross margin on sales in that group, for this year, compared to the prior year. The increase in personnel at British Trimmings, necessary to restore inventory levels and deliveries after the deterioration in the first half of fiscal 1997, cost the Company approximately an additional $100,000. The remainder of the reduction is attributed to changes in product mix and pricing and the affect of changes in the exchange rate on the consolidation.

         Distribution expenses increased $84,000 from 4.2% to 4.5% of sales. In the UK, distribution costs increased $26,000, primarily due to changes in the exchange rate ($20,000). The remainder of the increase was due to some redundancy costs. In the US, the $58,000 increase was primarily due to increases in depreciation on the new distribution center. British Trimmings is implementing a change in freight carriers as an additional cost savings measure.

         Selling expenses were virtually flat. British Trimmings' selling expenses decreased $80,000, while Conso US selling expenses increased $80,000.

         General and administrative expenses decreased $146,000 from 6.4% to 5.5% of net sales. In the US, which decreased $127,000, the primary contributing items was a reduction in management bonus provisions corresponding with the reductions in operations performance. In the UK, which decreased $19,000, a slight improvement in general and administrative costs was offset by an increase, as a result of exchange rate changes, and charges for legal fees and redundancy costs due to the disposal of the MacCulloch & Wallis operations.

         In the prior year, the Company reported a $96,000 foreign currency gain, while in the current year the Company had a $41,000 loss. Action has been taken to keep the inter-company account balances to a minimum to minimize the effect of foreign currency exchange rates.

         Operating income decreased approximately $925,000, or 27.1% a slightly smaller decline than in the prior quarter, from 18.4% to 13.1% of net sales.

         Interest expense increased while taxes were down significantly as a result of the reduction in operating income and, therefore, pre-tax income. The company reported an effective tax rate for the quarter of 41.8% compared to the prior year's same quarter of 37.3%. The increase in the rate is due primarily to the establishment of a valuation reserve on the deferred tax asset for SC Jobs Tax Credits.

         Net income for the quarter ended December 27, 1997 was $1,285,000, a decrease of $779,000 or 37.8% from the net income of the second quarter of the prior year of $2,064,000 bringing earnings per share to 17 cents down from the prior year's 28 cents. Conso US net income decreased $523,000 to $1.4 million from the prior year quarter's net income of $1.9 million; down from 26 cents per share to 19 cents per share, while British Trimmings net income decreased $256,000, (after adjustments for inter-company transactions, foreign exchange translation and purchase accounting), declining from net income of $136,000 or 2 cents per share, to a net loss of $120,000 or 2 cents per share.

          In order to restore profitability to previous levels and in light of current sales conditions, the Company has substantially reduced its personnel compliment. Personnel since June 1997 has declined 82 people or 11.0% in the US, 107 people or 20.6% in the UK and 67 people or 21.9% in Mexico, taking its employment at its current production regions from 1574 to 1318. The benefits from these and other costs reductions will not be fully realized until later this fiscal year.

 Six Months Ended December 27, 1997 Compared to Six Months Ended December 28,
 1996

         Net Sales for the six months ended December 27, 1997, were $35.7 million, up 0.5% from the prior year's comparable six month period. Conso US was up $256,000 or 1.0% from the comparable prior year period while British Trimmings declined $90,000 or 0.9%.

         British Trimmings' sales would have increased were it not for the sale of the MacCulloch & Wallis retail operation in London. The operation ceased in July of the current reporting period, during which time the Company only reported $100,000. Prior year's sales for the same six month period for MacCulloch & Wallis were approximately $700,000. On a comparable basis (or without the MacCulloch & Wallis sales), British Trimmings sales were up 6.5%, bringing Company wide sales to 2.5% over the prior year's comparable six month period.

         Sales by customer type were as follows:

Manufacturers                            $14,332,000           down             4.6%
Distributors                             $15,630,000             up             6.8%
Retailers                                $ 5,751,000           down            -2.3%
------------------------------------------------------------------------------------
Total                                    $35,713,000             up             0.5%
------------------------------------------------------------------------------------

         The retail segment is down as a result of the sales of the MacCulloch & Wallis retail unit in London.

         Sales to manufacturers in the US has been affected both by increased domestic competition and low-cost imports of certain items. The Company is scheduled to begin production of handmade products in India early in calendar year 1998 to compete with the lower cost imports. In the meantime, pricing reductions to meet the competition have resulted in lower per unit sales dollars.

         Sales outside the US and UK (the Company's major sales regions) increased to $4.3 million or 5.9%. The decline in the rate of growth in this area is due in part to the current strength of the UK pound and US dollar against other foreign currencies. Sales by region are as follows:

Western Hemisphere                        $2,064,000             up             8.9%
Continental Europe, Middle East           $1,336,000             up             2.1%
Pacific Rim                               $  876,000             up             5.4%
------------------------------------------------------------------------------------
Total                                     $4,276,000             up             5.9%
------------------------------------------------------------------------------------

         The gross margin for the six months declined to 35.3% from the prior year's six month period's 39.7%. Increased costs of inventory produced prior to the reductions of personnel and focus on cost controls have been recorded as cost of goods sold. In addition, pricing pressures from competition, both domestically and foreign have contributed to the margins decline. In addition, reformulations of existing products to provide cheaper alternatives have contributed to the decline in the margin dollars.

         In the US the gross margin for the current six month period was 38.3% compared to the prior year's 41.9%, while at British Trimmings, the margins declined from 34.2% in the prior year to 27.6% in the comparable current year's six month period. The Company has taken actions to reduce the number of personnel considering the current sales and margin climate.

         Distribution expenses increased $144,000 for the six month's period, from 4.2% to 4.6% of net sales. British Trimmings expenses increased $64,000, due primarily to changes in the exchange rate ($34,000), redundancy costs and freight. British trimmings is implementing a change in freight carriers as an additional cost savings measure. The remainder of the increase occurring at Conso US is due primarily to depreciation on the new warehouse facility and related equipment including radio frequency bar-code systems.

         Selling expenses for the current six-month period increased $82,000, substantially all at Conso US. The increase at Conso US was related to some targeted marketing done to encourage the use of decorative trims through the sponsorship of some "How-to" seminars.

         General and Administrative costs increased $113,000 with approximately half of the increase coming from Conso US and the other half coming from British Trimmings. The increased costs came from the appointment of Bill Stewart to the position of Co-Managing Director of the UK operations, and some redundancy costs related to the disposal of MacCulloch and Wallis operations, and exchange rate translation ($47,000).

         Currency losses of $40,000 were incurred in the first six months. As a result of the decline in margin and increases in general and administrative costs, and the translation losses, operating income decreased approximately $2.0 million or 31.7% from 17.7% of net sales to 12.0%.

         Interest expense increased $184,000, in connection with increases in borrowings on the Company's revolving loan facilities to help fund the dyehouse and warehouse projects.

         The effective tax rate increased as management established a valuation allowance for the reductions in personnel being effected which will, more likely than not, continue through the end of the year and result in a certain amount of lost SC Jobs Tax Credits.

         Net income for the six months declined approximately $1.5 million from $3.8 million in the prior year to $2.3 million in the same comparable period of the current year, and from 51 cents per share to 31 cents per share. Conso US net income declined $834,000 while British Trimmings income declined $649,000.

LIQUIDITY AND CAPITAL RESOURCES

         During December 1997, the Company reached an agreement with a US bank to transition the overdraft (revolving-loan type) borrowing facility for its British Trimmings subsidiary, from a UK bank. The new agreement provides overdraft facilities totaling Pound Sterling 600,000 (or $1,007,280 at the December 27,1997 exchange rate) (previously Pound Sterling 500,000) The new facility bears interest at the bank's base rate plus 1.25% (7.25% at December 27, 1997) but not less than 6%. (the previous facility was at the UK bank's base rate plus 1.5%).

         The outstanding aggregate balances of both the Company's and British Trimmings' lines of credit and the British Trimmings' (line of credit type) overdraft facility were $11.4 million at December 27, 1997, with approximately $4.5 million available for future borrowings subject to satisfaction of certain borrowing base requirements. The Company's primary revolving credit facility is secured by Conso's US receivables and inventory and bears interest based on LIBOR rates plus 1% (5.72% for US dollar borrowings and 8.375% to 8.75% for borrowings in British pounds sterling at December 27, 1997). Working capital declined by $300,000 to $20.7 million at December 27, 1997, from $21 million at June 28, 1997, primarily from a partial funding of the long-term capital projects through the revolver loan.

         The Company anticipates that its total capital expenditures during the 1998 fiscal year, excluding major expansion projects, will be approximately $1,050,000, of which approximately $724,000 has been spent through December 27, 1997. In the US, Conso had budgeted $2.3 million for the construction of a new dyehouse facility and related equipment and $3.7 million for a new warehouse facility and some new equipment. In addition, the Company had budgeted $1 million for the re-equipping of the space left unutilized by the move of the warehouse and dyehouse facilities for more efficient production work flow and some additional office space. As of December 27, 1997, approximately $6.4 million had been spent on these projects with the majority of the amount going toward the building of the new warehouse and dyehouse. An additional amount of $1.7 million has been approved by the Board of Directors as additional spending relating to these expansions with most of the funding for computer equipment, the distribution center and dyeing equipment for the new dyehouse and some spending in excess of budgeted amounts on the facilities.

         Additionally, the Company has evaluated its "Year 2000" issues and believes that they can be resolved as the Company purchase additional computer hardware and software at an estimated cost of $200,000.

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

         On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares. No repurchases have taken place as of this date.

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

NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company for the fiscal year ended July 3, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increases in disclosures, if any, will be required beyond that already reported in its financial statements.

CAUTIONARY STATEMENTS AS TO FORWARD LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: generally economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets its products; changes in consumer fashion preferences for finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings business; the Company's ability to successfully continue its international expansion and to successfully and profitability integrate into its operations any existing businesses it may acquire; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's business; fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to or disruption of the Company's production facilities and equipment; delays and disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.

PART II       OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following tabulation sets forth the matters voted upon at the Annual Meeting of Shareholders of the Registrant held October 15, 1996, and the votes on each such matter:

                                                 Against/                  Broker
                                     For         Withheld       Abstain   Nonvotes
                                     ---         --------       -------   --------
ELECTION OF DIRECTORS
J. Cary Findlay                    6,725,347           0        74,500      N/A
Antony W. Laughton                 6,725,347           0        74,500      N/A
John H. Maxheim                    6,725,347           0        74,500      N/A
James H. Shaw                      6,649,647           0       150,200      N/A
Konstance J.K. Findlay             6,725,347           0        74,500      N/A
Marcus T. Hickman                  6,725,347           0        74,500      N/A
S. Duane Southerland               6,725,347           0        74,500      N/A

APPROVAL OF SELECTION OF
DELOITTE & TOUCHE LLP AS
INDEPENDENT PUBLIC
ACCOUNTANTS                        6,799,897           0             0      N/A

Item 6.  Exhibits and Reports on Form 8-K


      (a)      Exhibits      Description

               10.62 Second Amendment dated as of November 17, 1997 to the Loan Agreement dated as of November 25, 1997 by and between the Company and NationsBank N.A. ("NationsBank")

               10.63 Promissory Note dated November 17, 1997 issued by British Trimmings Limited in favor of NationsBank in the original principal amount of L6,500,00

               10.64 Sixth Amendment dated as of November 17, 1997 to the Guaranty Agreement dated as of May 6, 1994 by and between the Company and NationsBank

               10.65 Letter Agreement between British Trimmings Limited and First Union National Bank (London Branch) relating to overdraft and documentary credit facility (including a copy of the General Conditions relating thereto)

               10.66 Guaranty dated November 10, 1997 by Conso Products Company in favor of First Union National Bank (London Branch)

               27.1          Financial Data Schedule

               27.2 Restated Financial Data Schedule (with respect to the Company's quarterly period ended September 27, 1997)

               27.3 Restated Financial Data Schedule (with respect to the Company's quarterly period ended
                             June 28, 1997)

               27.4 Restated Financial Data Schedule (with respect to the Company's quarterly period ended
                             March 29, 1997)

               27.5 Restated Financial Data Schedule (with respect to the Company's quarterly period ended December 28, 1996)

               27.6 Restated Financial Data Schedule (with respect to the Company's quarterly period ended September 28, 1996)

               27.7 Restated Financial Data Schedule (with respect to the Company's quarterly period ended
                             June 29, 1996)

               27.8 Restated Financial Data Schedule (with respect to the Company's quarterly period ended
                             March 30, 1996)

      (b)      Reports on Form 8-K

                       On December 11, 1997, the Registrant filed a Current
              Report on Form 8-K reporting in "Item 4. Changes in Registrant's Certifying Accountant." the approval on December 5, 1997, by the Registrant's Audit Committee and its Board of Directors of the expansion of the engagement of Deloitte & Touche, LLP, the Registrant's principal accountant, to include the audit of the financial statements of British Trimmings Limited, a significant subsidiary of the Registrant, for the fiscal year ending June 27, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CONSO PRODUCTS COMPANY

Dated:  February 10, 1998                           By: /s/ David B. Dechant
                                                        ------------------------
 Name:       David B. Dechant
Title:       Chief Accounting Officer


Dated:  February 10, 1998                           By: /s/ Gilbert G. Bartell
                                                        ------------------------
Name:        Gilbert G. Bartell
Title:       Chief Financial Officer and
             Vice President of Finance/Treasurer