Form 10-Q
period 1998-03-28
CONSO PRODUCTS CO
filed 1998-05-12
CIK 914448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1998

                                       OR


[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

Commission file number: 0-22942


                             CONSO PRODUCTS COMPANY
             (Exact name of registrant as specified in its charter)

         South Carolina                                           57-0986680
(State or other jurisdiction of                                (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

513 North Duncan Bypass, P.O. Box 326, Union, South Carolina            29379
          (Address of principal executive offices)                    (Zip Code)

                                  864/427-9004
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             --   --

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998:

                  Common Stock, no par value 7,323,280 shares.

                               Page 1 of 21 pages

                                TABLE OF CONTENTS

Part I.    Financial Information                                        Page No.

           Consolidated Balance Sheets (unaudited) as of
                    March 28, 1998 and June 28, 1997                        3

           Consolidated Statements of Operations (unaudited)
                    for the three months and nine months
                    ended March 28, 1998 and March 29, 1997                 5

           Consolidated Statements of Shareholders' Equity
                    (unaudited) for the three months and nine months
                    ended March 28, 1998                                    6

           Consolidated Statements of Cash Flows (unaudited) for
                    the nine months ended March 28, 1998 and
                    March 29, 1997                                          7

           Notes to Consolidated Financial Statements                       9

           Item 2   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          12


Part II.   Other Information

           Item 6   Exhibits and Reports on Form 8-K                       17

Signatures                                                                 17

PART I       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                             CONSO PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             March 28, 1998    June 28, 1997
                                                                             --------------    -------------
                          ASSETS
                          CURRENT ASSETS:
                            Cash                                              $    247,013     $   489,580
                            Accounts receivable, net of allowances for
                              bad debts and customer deductions of
                              $436,864 and $310,876 on March 28, 1998
                              and June 28, 1997, respectively.                  11,390,182      11,747,482
                            Inventories (Note 3)                                24,950,566      25,339,936
                            Deferred income taxes - current portion                576,746         625,873
                            Prepaid expenses and other                             894,374         426,508
                                                                              ------------     -----------
                                 Total current assets                           38,058,881      38,629,379
                                                                              ------------     -----------

                          PROPERTY AND EQUIPMENT:
                            Land and improvements                                1,268,509       1,177,248
                            Buildings and improvements                          12,462,850       9,655,017
                            Machinery and equipment                             16,708,254      14,216,300
                                                                              ------------     -----------
                                 Total                                          30,439,613      25,048,565
                            Accumulated depreciation                           (10,121,059)     (8,485,714)
                                                                              -------------    -----------
                                 Total property and equipment, net              20,318,554      16,562,851
                                                                              ------------     -----------
                          DEFERRED INCOME TAXES (Note 4)                         1,034,429       1,120,694
                                                                              ------------     -----------
                          DEFERRED COSTS AND OTHER                                 553,014         246,477
                                                                              ------------     -----------
                          TOTAL ASSETS                                        $ 59,964,878     $56,559,401
                                                                              ============     ===========


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)


                                                  March 28, 1998    June 28, 1997
                                                  --------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                             $ 12,030,832     $10,405,973
  Current maturities of long-term debt                   105,188         208,063
  Trade accounts payable                               2,684,888       4,162,339
  Accrued liabilities                                  3,674,788       2,879,703
                                                    ------------     -----------
         Total current liabilities                    18,495,696      17,656,078
                                                    ------------     -----------
NONCURRENT LIABILITIES:
  Long-term debt                                               -               -
  Deferred income taxes                                  526,883         535,184
                                                    ------------     -----------
         Total noncurrent liabilities                    526,883         535,184
                                                    ------------     -----------
SHAREHOLDERS' EQUITY (Notes 5 through 9):
  Preferred stock (no par, 10,000,000 shares
    authorized, no shares issued)                              -               -
  Common stock (no par, 50,000,000 shares
    authorized, 7,373,280 and 7,491,540
    shares issued and outstanding
    March 28, 1998 and
    June 28, 1997, respectively)                      16,018,741      16,970,175
  Retained earnings                                   24,131,446      20,728,449
  Cumulative translations gain                           792,112         669,515
                                                    -------------    -----------
         Total shareholders' equity                   40,942,299      38,368,139
                                                    ------------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                            $ 59,964,878     $56,559,401
                                                    ============     ===========

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended                      Nine Months Ended
                                      ----------------------------------     ---------------------------------
                                      March 28, 1998      March 29, 1997     March 28, 1998     March 29, 1997
                                      --------------      --------------     --------------     --------------
NET SALES                              $ 17,613,668        $ 19,426,593       $ 53,326,597       $ 54,973,203
COST OF GOODS SOLD                       11,654,987          11,998,023         34,757,878         33,434,571
                                       ------------        ------------       ------------       ------------
GROSS MARGIN                              5,958,681           7,428,570         18,568,719         21,538,632
                                       ------------        ------------       ------------       ------------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
    Distribution expense                    813,231             832,193          2,447,415          2,322,322
    Selling expense                       2,152,030           2,313,842          6,328,565          6,408,449
    General and administrative expense      960,822           1,155,737          3,418,015          3,499,824

    Currency exchange (gain) loss           (11,318)             55,227             29,079            (63,477)
    Gain on sale of London production
      facility                                    -             (76,483)                 -            (76,483)
                                       ------------        ------------       ------------       ------------
        Total                             3,914,765           4,280,516         12,223,074         12,090,635
                                       ------------        ------------       ------------       ------------
INCOME FROM OPERATIONS                    2,043,916           3,148,054          6,345,645          9,447,997
INTEREST EXPENSE, NET                       198,162             116,942            627,022            361,320
                                       ------------        ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                1,845,754           3,031,112          5,718,623          9,086,677
INCOME TAX PROVISION (Note 4)               758,507           1,041,542          2,315,626          3,299,136
                                       ------------        ------------       ------------       ------------
NET INCOME                             $  1,087,247        $  1,989,570       $  3,402,997       $  5,787,541
                                       ============        ============       ============       ============
EARNINGS PER SHARE - BASIC
    (Notes 5 through 9)
Net income per share                   $       0.15        $       0.27       $       0.45       $       0.77
                                       ============        ============       ============       ============
Weighted average number of shares
  outstanding                             7,475,569           7,486,690          7,487,396          7,484,552
                                       ============        ============       ============       ============

EARNINGS PER SHARE - DILUTED
    (Notes 5 through 9)
Net income per share assuming
    dilution                           $       0.15        $       0.26       $       0.45       $       0.77
                                       ============        ============       ============       ============

Weighted average number of shares
  outstanding assuming dilution           7,487,369           7,546,438          7,512,964          7,533,958
                                       ============        ============       ============       ============

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                        THREE MONTHS ENDED MARCH 28, 1998


                                     Common Stock
                           ------------------------------
                                                                             Cumulative
                            Shares Issued                     Retained      Translation
                           and Outstanding      Amount        Earnings      Adjustments       Total
                           ---------------   ------------   ------------    -----------    ------------
Balance, December 27, 1997     7,494,974     $ 16,998,321   $ 23,044,199      $794,717     $ 40,837,237
Shares issued for
   director fees                   1,306            9,795                                         9,795
Net income                                                     1,087,248                      1,087,248
Translation loss                                                                (2,606)          (2,606)
Stock repurchases               (123,000)        (989,375)                                     (989,375)
                               ---------     ------------   ------------      --------     ------------

March 28, 1998                 7,373,280     $ 16,018,741   $ 24,131,447      $792,111     $ 40,942,299
                               =========     ============   ============      ========     ============



                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                        NINE MONTHS ENDED MARCH 28, 1998


                                     Common Stock
                           ------------------------------
                                                                             Cumulative
                            Shares Issued                     Retained      Translation
                           and Outstanding      Amount        Earnings      Adjustments       Total
                           ---------------   ------------   ------------    -----------    ------------
Balance, June 28, 1997         7,491,540     $ 16,970,175   $ 20,728,449      $669,515     $ 38,368,139
Stock options exercised            1,650           11,000                                        11,000
Shares issued for
   director fees                   3,090           26,941                                        26,941
Net income                                                     3,402,998                      3,402,998
Translation gain                                                               122,596          122,596
Stock repurchases               (123,000)        (989,375)                                     (989,375)
                               ---------     ------------   ------------      --------     ------------
March 28, 1998                 7,373,280     $ 16,018,741   $ 24,131,447      $792,111     $ 40,942,299
                              ==========     ============   ============      ========     ============

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Nine months Ended
                                                      -------------------------------------
                                                      March 28, 1998         March 29, 1997
                                                      --------------         --------------
OPERATING ACTIVITIES:
  Cash received from customers                         $ 55,791,543           $ 55,894,601
  Cash paid to suppliers and employees                  (48,411,287)           (48,986,775)
  Interest paid                                            (717,934)              (581,584)
  Interest received                                         117,080                171,253
  Income taxes paid                                      (1,959,105)            (2,668,279)
                                                       ------------           ------------
    Net cash provided by operating activities             4,820,297              3,829,216
                                                       ------------           ------------
INVESTING ACTIVITIES:
  Purchase of property and equipment                     (1,266,518)            (1,417,897)
  Construction and equipment purchased for
     new dyehouse, distribution center and
       expansion                                         (3,944,004)            (1,814,010)
  Payments for investment in India Trimmings
    (Private) Limited                                      (256,275)                     -
  Payments for acquisition of assets of HFDC (Note 10)     (126,209)                     -
  Proceeds from sale of London production facility                -                392,579
                                                       ------------           ------------
    Net cash used in investing activities                (5,593,006)            (2,839,328)
                                                       ------------           ------------
FINANCING ACTIVITIES:
  Net borrowings under line of credit
    arrangements                                          1,585,320              1,946,417
  Payments on long-term debt                              ( 103,744)            (2,233,320)
  Principal payments under capital lease obligations              -                (57,295)
  Proceeds from issuance of common stock                     37,941                 45,840
  Repurchases of stock                                     (989,375)                     -
                                                       -------------          ------------
    Net cash provided by (used in) financing activities     530,142               (298,358)
                                                       ------------           ------------

(DECREASE)INCREASE IN CASH                                 (242,567)               691,530
CASH AT:
  BEGINNING OF PERIOD                                       489,580                189,845
                                                       ------------           ------------
  END OF PERIOD                                        $    247,013           $    881,375
                                                       ============           ============


            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                                   (UNAUDITED)


                                                                                    Nine months Ended
                                                                         -------------------------------------
                                                                         March 28, 1998         March 29, 1997
                                                                         --------------         --------------
                   RECONCILIATION OF NET INCOME TO NET
                     CASH PROVIDED BY OPERATING ACTIVITIES:
                     Net income                                           $  3,402,997           $  5,787,541
                     Adjustments to reconcile net income to net
                       cash provided by operating activities:
                       Depreciation                                          1,600,466              1,257,184
                       Amortization of deferred expenses                        43,390                 68,722
                       Provision for deferred taxes                            149,038                 33,522
                       Currency translation gain                               (19,967)              ( 62,689)
                       Disposal of fixed assets                                    864                      -
                       Gain on sale of London production facility                    -                (76,483)
                     Changes in assets and liabilities:
                       Accounts receivable                                     401,605               (815,805)
                       Inventory                                               608,482             (4,071,771)
                       Prepaid expenses and other                             (419,188)                78,974
                       Income taxes receivable                                (131,709)               206,374
                       Trade accounts payable                               (1,515,788)               873,468
                       Accrued liabilities                                   1,296,472               (136,669)
                       Income taxes payable                                   (596,365)               686,848
                                                                          ------------           ------------
                   NET CASH PROVIDED BY OPERATING
                       ACTIVITIES                                         $  4,820,297           $  3,829,216
                                                                          ============           ============

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 28, 1998


1.  CONSOLIDATION AND NEW ACCOUNTING STANDARDS

    The financial statements are unaudited and include the accounts of the Company, its wholly-owned subsidiary, British Trimmings Limited and its subsidiaries (all operating within the United Kingdom), and Conso's wholly-owned subsidiary, India Trimmings (Private) Limited, and majority-owned subsidiary Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant.

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

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which will be effective for the Company for the fiscal year beginning June 28, 1998. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains, unrealized foreign currency translation gains, and losses on available-for-sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the equity section of the balance sheet.

    Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company for the fiscal year ended July 3, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increases in disclosures, if any, will be required beyond that already reported in its financial statements.

2.  INTERIM PERIOD FINANCIAL STATEMENTS

    The unaudited consolidated financial statements for the three months and nine months ended March 28, 1998 and March 29, 1997 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending June 27, 1998.

    The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three months and nine months periods ended March 28, 1998 and March 29, 1997 each include 13 weeks and 39 weeks, respectively.

    Certain previously reported amounts have been reclassified to conform with the current year presentation.

3.  INVENTORIES

    The composition of inventories at March 28, 1998 and June 28, 1997 was as follows:


                                               March 28, 1998    June 28, 1997
                                               --------------    -------------
                            Raw Materials       $  7,504,814     $ 7,933,716
                            Work-In-Process     $  4,798,918       4,232,699
                            Finished Goods        12,646,834      13,173,521
                                                ------------     -----------
                            Totals              $ 24,950,566     $25,339,936
                                                ============     ===========

4.  INCOME TAXES

    The Company did not record any additional Jobs Tax Credits since there were no increases in employment in the third quarter. In addition, as a result of unforeseen changes in the Company's markets, including increases in competition both domestically and from low cost imports, and resulting changes in profitability, management believes it is more likely than not decreases in personnel at its South Carolina location are necessary to reduce costs. Accordingly, management has established a valuation reserve of $253,333 ($168,000 net of federal tax effect) against its Jobs Tax Credits deferred tax assets for that portion of the SC job increases over the last five years, which may not be maintained throughout subsequent years two through six, for which $45,333 was charged against income tax expense during the current quarter.

5. STOCK SPLIT

    On September 5, 1996, the Company announced a 3-for-2 split of its common stock, issued on October 4, 1996, to shareholders of record at the close of business on September 16, 1996. Share and per share amounts have been adjusted for the 3-for-2 stock split.

6.  EARNINGS PER SHARE

    In the second quarter of fiscal year 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS 128 superceded APB Opinion 15, and is effective for annual and interim periods ending after December 15, 1997. The provisions of the statement simplify the computations of earnings per share ("EPS"). Under the new rules, two EPS amounts are required: (1) basic EPS; and (2) diluted EPS. These two amounts are now disclosed on the face of the income statements. The earnings per share amounts calculated under the new SFAS 128 and disclosed on the face of the income statements are not materially different than the EPS which would have been disclosed if the earnings per share were calculated using the old requirements of APB Opinion 15. See Note 8, "Stock Options," for a reconciliation of the weighted average number of shares outstanding to the weighted average number of shares outstanding assuming dilution. Only dilutive (no anti-dilutive) options are considered in the calculation of weighted average number of shares outstanding assuming dilution.

7.  STOCK OPTIONS

    On September 7, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2775, 800, 1200, 1200, 2625, 825 and 825 options were exercised on September 18, 1996, October 28, 1996, January 27, 1997, February 28, 1997, May 23,1997, July 28, 1997 and October 16, 1997,
respectively. The options were granted at $6.67 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock splits)

    On September 5, 1996, and September 5, 1997 the Company granted additional options to certain key employees to purchase an aggregate of 79,500 and 21,000 shares, respectively, of the Company's common stock under its 1993 Stock Option Plan. The options were granted at $11.00 and $10.30 per share, respectively, and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock split.)

    In fiscal year 1997, the Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, the Company applies APB Opinion 25 and related interpretations for its stock option plans, and does not recognize compensation cost for the incentive stock options referred to above. If the Company had elected to recognize compensation cost based on fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:


                                                          Three Months Ended                    Nine Months Ended
                                                   --------------------------------     ---------------------------------
                                                   March 28, 1998    March 29, 1997     March 28, 1998     March 29, 1997
                                                   --------------    --------------     --------------     --------------
           Net income - as reported                  $1,087,247        $1,989,570         $3,402,997         $5,787,541
           Less compensation per FAS 123                (31,353)          (39,709)           (94,058)          (119,126)
                                                     ----------        ----------         ----------         -----------
           Net income - as proforma                  $1,055,894        $1,949,861         $3,308,939         $5,668,415
                                                     ==========        ==========         ==========         ==========
           Net income per share - as reported        $     0.15        $     0.27         $     0.45         $     0.77
                                                     ==========        ==========         ==========         ==========
           Net income per share - as proforma        $     0.14        $     0.26         $     0.44         $     0.76
                                                     ==========        ==========         ==========         ==========
           Net income per share assuming
             dilution-as reported                    $     0.15        $     0.26         $     0.45         $     0.77
                                                     ==========        ==========         ==========         ==========

           Net income per share - assuming
           dilution as proforma                      $     0.14        $     0.26         $     0.44         $     0.75
                                                     ==========        ==========         ==========         ==========
           Weighted average number of shares
             Outstanding                              7,475,569         7,486,690          7,487,396          7,484,552
           Options assumed to be exercised               83,350           168,338             83,773            148,234
           Shares assumed to be repurchased
             ((83,350 shares x $6.67)/$7.77)            (71,550)
             ((88,838 shares x 6.67)/$13.51)                              (43,860)
             ((79,500 shares x 11.00)/$13.51)                             (64,730)
             ((83,773 shares x 6.67)/$9.60)                                                  (58,205)
             ((88,536 shares x 6.67)/$12.62)                                                                    (46,793)
             ((59,698 shares x 11.00)/$12.62)                                                                   (52,035)
                                                     ----------        ----------         ----------         ----------
           Weighted average number of shares
             outstanding - assuming dilution          7,487,369         7,546,438          7,512,964          7,533,958
                                                     ==========        ==========         ==========         ==========

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions (for options issued in years):

                                                  FY 1998       FY 1997       FY 1996
                                                 ----------    ----------   ----------
                Expected dividend yield              None          None         None
                Expected stock price volatility     37.59%        33.92%       25.51%
                Risk-Free interest rate              5.81%         6.72%        6.04%
                Expected life of options          3.2 years     3.2 years    3.2 years

     The weighted average fair values of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 are $4.36, $4.56 and $2.32 per share, respectively. (All amounts above have been adjusted to reflect the 3-for-2 stock splits issued on October 4, 1996 and October 6, 1995.)

8.  DIRECTORS STOCK ELECTION PLAN

    In January 1997, the Company established a Stock Election Plan for Non-Employee Directors whereby non-employee directors may elect to receive their director compensation in common stock in lieu of cash payments. The plan permits the award of up to 25,000 shares of the Company's stock in lieu of director compensation. During the quarter and nine months ended March 28, 1998, 1,306 and 3,090 shares, respectively, were issued in accordance with directors' elections. The compensation related to shares issued under this plan is not material.

9.  STOCK REPURCHASE

    On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares. The state of South Carolina (the state of incorporation of the Company) defines reacquired shares as having been retired. Accordingly, the repurchases have been accounted for using the constructive retirement method, consistent with the Business Corporation Act. The following repurchases had been made as of March 28, 1998:

                                       NUMBER         REPURCHASED
                     REPURCHASE       OF SHARES       DOLLAR VALUE   TOTAL COST
                       DATES         REPURCHASED       PER SHARE      OF SHARES
                     ----------      -----------      ------------   ----------
                      3/11/98           50,000          $7.875       $393,750
                      3/13/98           38,000           8.125        308,750
                      3/18/98           20,000           8.250        165,000
                      3/23/98           15,000           8.125        121,875
                                        ------                        -------
                                       123,000                       $989,375
                                       =======                       ========

    Repurchases may be made from time to time depending upon market conditions. The Company's Executive Committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon the timing and amount of repurchases.

10. BUSINESS ACQUISITIONS

    On September 2, 1997, the Company acquired the assets of HFDC. The purchase price and related acquisition costs totalled $262,000. The acquisition was accounted for in accordance with the purchase method of accounting.


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

RESULTS OF OPERATIONS

    QUARTER ENDED MARCH 28, 1998 COMPARED TO QUARTER ENDED MARCH 29, 1997

    Net sales for the quarter ended March 28, 1998, were $17.6 million, down from the prior year's third quarter sales of $19.4 million or 9.3%. Conso US was down $1.5 million or 10.8% from the comparable prior year quarter, while British Trimmings decreased $296,000 or 5.6%. The sales by British Trimmings would have been up 0.5% were it not for the sale of MacCulloch & Wallis (which is discussed in more detail later).

    Sales for the third quarter by customer type were as follows:

            Manufacturers               $  6,914,000          down         16.8%
            Distributors                   7,766,000          down          0.2%
            Retailers                      2,934,000          down         12.2%
            --------------------------------------------------------------------
            Total                       $ 17,614,000          down          9.3%
            --------------------------------------------------------------------

    Distributor sales for the third quarter were relatively flat, coming in at $7.8 million, as in the prior year's comparable quarter.

    Sales to manufacturers, the Company's largest growth area in prior years decreased in the third quarter after increased sales in the second quarter and following a somewhat smaller decline in the first quarter. Sales to manufacturers were down 16.8% overall, down 19.6% in the US and 4.2 % in the UK.

    In the US, sales to manufacturers continued to be affected by increased competition, domestically and from lower-cost imports of certain items. In some cases, product volume has been maintained, but at the expense of revenue, due to product reformulations and reductions in pricing to meet the competition. Price reductions have had some negative impact on margins. The Company began production in India in January 1998 to compete with lower cost imports and has established special support teams to provide more focused services to the manufacturers and major retail customers. As the India Trimmings operation continues to move beyond its initial start-up period and increase the number and amount of products it is producing, the Company should experience some additional contribution to margin improvement coming from these operations.

    In the UK, the rate of decline in sales to manufacturers over the prior quarters continued to slow. But manufacturing business continues to be affected by the competition. Delays in production experienced in the prior year, with the installation of inventory and production systems caused some customers to place purchase contracts with other suppliers. As these placements expire, a newly established team in the UK is focusing on winning this business back with improved service levels, typically better than the competition.

    Sales to the retailers were down 12.2%. Sales to retailers declined primarily due to the sale, in August 1997, of MacCulloch & Wallis, a retail subsidiary operation in London servicing primarily the apparel industry with haberdashery items. This operation had made little money and was facing potential losses due to increasing rent and other overhead costs. The business operated until its sale (through July 1997). There were no sales reportable for the unit for the third quarter of 1998, while the unit reported approximately $350,000 of sales in the same period of the prior year. Without the sale of MacCulloch & Wallis, sales to retailers would have been down only 2.8%. In addition, and subsequent to the third quarter, the Company has established a trim program for a major retail store chain that should improve sales to retailers in the fourth and following quarters.

     Sales outside the US and UK (the Company's major sales regions) for the third quarter decreased $218,000 or 9.4% from the comparable prior year's quarter, to $2.1 million. Sales outside the US and UK, by geographic region, were as follows:

        Western Hemisphere                        $892,000     Down       18.0%
        Continental Europe, Middle East            863,000       Up       12.3%
        Pacific Rim                                332,000     Down       25.9%
        -----------------------------------------------------------------------
        Total                                   $2,087,000     Down        9.4%
        -----------------------------------------------------------------------

    The Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region. The Western Hemisphere and Continental Europe were negatively impacted by the timing of orders and shipments and, for certain manufacturing customers, by factors similar to those experienced by manufacturers in the US and UK. Additionally, the strength of the British pound has had some negative impact on the ability to compete in Continental Europe against other competitors manufacturing there.

    The gross margin for the quarter declined to 33.8% from the prior year quarter's 38.2%. The gross margin declined due to several factors. Changes in sales pricing, mix, and the reformulation of product to meet competitive offerings continued to be a significant factor. And increased costs of inventory manufactured prior to the focus on cost controls and reductions in personnel continued to flow through the income statement, in the US operation, for part of the quarter, and in the UK, for most of the quarter, delaying the impact of reductions in personnel and other costs.

    In the US, gross margin for the quarter declined $910,000, and was behind the prior year as a percent of sales, at 37.4% versus the prior year's third quarter of 39.8%. However, the margin as a percent of sales was above the previous quarter's 37.1%, indicating that the long awaited effects of reductions in personnel and increased cost control are beginning to impact the cost of inventory now being shipped.

    In the UK, the gross margin declined $560,000, to 25% of sales in the current year's third quarter versus 34.1% in the same quarter of the prior year. With slower inventory turns, the UK operation has yet to see much of the benefits of personnel reductions and cost cutting coming through in cost of sales. In addition, it is estimated that $150,000 of the prior year's physical inventory adjustment recorded at the end of the prior fiscal year was related to and would have reduced the prior year's margin in this quarter. The sale of the MacCulloch and Wallis division resulted in a reduction of more that $100,000 of gross margin on sales in that group and it is estimated that the increase in personnel effected in the prior year to restore inventory levels and deliveries after the deterioration in the first half of fiscal 1997, cost the Company an additional $100,000. The remainder of the reduction is attributed to changes in product mix and pricing, and the affect of changes in the exchange rate on consolidation.

    Distribution expenses decreased $19,000 from 4.3% to 4.6% of sales. In the UK, distribution costs decreased $85,000. British Trimmings is implementing a change in freight carriers as an additional cost savings measure. In the US, the $66,000 increase was primarily due to increases in depreciation on the new distribution center.

    Selling expenses decreased $162,000, a 7.0% reduction from the prior year's quarter, from 11.5% to 12.2% of net sales. British Trimmings' selling expenses decreased $113,000, while Conso US selling expenses decreased $48,000.

    General and administrative expenses decreased $195,000 from 5.9% to 5.5% of net sales. In the US, which decreased $83,000, the primary contributing items were a reduction in management bonus provisions corresponding with the reductions in operations performance. In the UK, which decreased $112,000, the improvement is primarily a result of reductions in personnel costs.

    In the prior year, the Company reported a $55,000 foreign currency loss, while in the current year the Company had an $11,000 gain. Action has been taken to keep the inter-company account balances to a minimum to minimize the effect of foreign currency exchange rates.

    Operating income decreased approximately $1.1 million, or 35.1%, from 16.2% to 11.6% of net sales.

    Interest expense increased while taxes were down significantly as a result of the reduction in operating income and, therefore, pre-tax income. The Company reported an effective tax rate for the quarter of 41.1% compared to the prior year's same quarter of 34.4%. The increase in the rate is due primarily to an increase in the valuation reserve on the deferred tax asset for SC Jobs Tax Credits.

    Net income for the quarter ended March 28, 1998 was $1.1 million, a decrease of $902,000 or 45.4% from the net income of the third quarter of the prior year of $2.0 million, bringing earnings per share to 15 cents down from the prior year's 27 cents. Conso US' net income decreased $651,000 to $1.2 million from the prior year quarter's net income of $1.9 million; down from 25 cents per share to 16 cents per share, while British Trimmings net income decreased $251,000, (after adjustments for inter-company transactions, foreign exchange translation and purchase accounting), declining from net income of $112,000 or 1 cent per share, to a net loss of $139,000 or 2 cents per share.

    In order to restore profitability to previous levels and in light of current sales conditions, the Company has substantially reduced its personnel compliment. Personnel since June 1997 has declined 91 people or 12.2% in the US, 115 people or 22.1% in the UK and 6 people or 2.0% in Mexico, taking its employment at its current production regions from 1574 to 1362. The benefits from these and other costs reductions will not be fully realized until later this fiscal year.

    NINE MONTHS ENDED MARCH 28, 1998 COMPARED TO NINE MONTHS ENDED
    MARCH 29, 1997

    Net Sales for the nine months ended March 28, 1998, were $53.3 million, down 3.0% from the prior year's comparable nine month period. Conso US was down $1.3 million or 3.2% from the comparable prior year period, while British Trimmings declined $387,000 or 2.5%.

    British Trimmings' sales would have increased were it not for the sale of the MacCulloch & Wallis retail operation in London. The operation ceased in July of the current reporting period, during which time the Company only reported $100,000 of sales. Prior year's sales for the same nine month period for MacCulloch & Wallis were approximately $1.1 million. On a comparable basis (or without the MacCulloch & Wallis sales), British Trimmings sales were up 4.7%, bringing Company wide sales to 1.1% less than the prior year's comparable nine month period sales.

    Sales by customer type were as follows:

           Manufacturers               $ 21,246,000          Down           9.0%
           Distributors                $ 23,396,000            up           4.4%
           Retailers                   $  8,685,000          Down           5.9%
           ---------------------------------------------------------------------
           Total                       $ 53,327,000          Down           3.0%
           ---------------------------------------------------------------------

    The retail segment is down as a result of the sale of the MacCulloch & Wallis retail unit in London. Without the sale of the MacCulloch & Wallis retail unit in the prior year figures, the sales to the retail segment increased 6.3%.

    Sales to manufacturers in the US has been affected both by increased domestic competition and low-cost imports of certain items. The Company began production of handmade products in India early in calendar year 1998 to compete with the lower cost imports. In the meantime, pricing reductions to meet the competition have resulted in lower per unit sales dollars.

    Sales outside the US and UK (the Company's major sales regions) increased to $6.4 million or a 0.8% increase. The decline in the rate of growth in this area is due in part to the current strength of the UK pound and US dollar against other foreign currencies. Sales by region were as follows:

         Western Hemisphere                       $2,956,000      down      0.1%
         Continental Europe, Middle East          $2,199,000        up      5.9%
         Pacific Rim                              $1,208,000      down      5.5%
         -----------------------------------------------------------------------
         Total                                    $6,363,000        up      0.8%
         -----------------------------------------------------------------------

    The gross margin for the nine months declined to 34.8% from the prior year nine month period's 39.2%. Increased costs of inventory produced prior to the reductions of personnel and focus on cost controls have been recorded as cost of goods sold. In addition, pricing pressures from competition, both domestically and foreign have contributed to the margin's decline. In addition, reformulations of existing products to provide cheaper alternatives have contributed to the decline in the margin dollars.

    In the US, the gross margin for the current nine month period was 38.0% compared to the prior year's 41.1%, while at British Trimmings, the margin declined from 34.2% in the prior year to 26.7% in the comparable current year's nine month period. The Company has taken actions to reduce the number of personnel considering the current sales and margin climate.

    Distribution expenses increased $125,000 for the nine month's period, from 4.2% to 4.6% of net sales. British Trimmings' expenses decreased $21,000. British Trimmings is implementing a change in freight carriers as an additional cost savings measure. Conso US' expenses increased $146,000, due primarily to depreciation on the new warehouse facility and related equipment including radio frequency bar-code systems.

    Selling expenses for the current nine month period decreased $80,000. British Trimmings decreased $112,000, while Conso US increased $32,000. The increase at Conso US was related to some targeted marketing done to encourage the use of decorative trims through the sponsorship of some "How-to" seminars, partially offset by cost cutting measures.

    General and Administrative costs decreased $82,000 with approximately half of the decrease coming from Conso US and the other half coming from British Trimmings.

    Currency losses of $29,000 were incurred in the first nine months. As a result of the decline in margin and the translation losses, operating income decreased approximately $3.1 million or 32.8% from 17.2% of net sales to 11.9%.

    Interest expense increased $189,000, in connection with increases in borrowings on the Company's revolving loan facilities to help fund the dyehouse and warehouse projects.

    The effective tax rate increased as management established a valuation allowance for the reductions in personnel being effected which will, more likely than not, continue through the end of the year and result in a certain amount of lost SC Jobs Tax Credits.

    Net income for the nine months declined approximately $2.4 million from $5.8 million in the prior year to $3.4 million in the same comparable period of the current year, and from 77 cents per share to 45 cents per share. Conso US net income declined $1.5 million while British Trimmings income declined $899,000.

LIQUIDITY AND CAPITAL RESOURCES

    During December 1997, the Company reached an agreement with a US bank to transition the overdraft (revolving-loan type) borrowing facility for its British Trimmings subsidiary, from a UK bank. The new agreement provides overdraft facilities totaling Pound Sterling 600,000 (or $1,009,800 at the March 28, 1998 exchange rate) (previously Pound Sterling 500,000). The new facility bears interest at the bank's base rate plus 1.25% (8.50% at March 28, 1998) but not less than 6%. (The previous facility was at the UK bank's base rate plus 1.5%.)

    The outstanding aggregate balances of both the Company's and British Trimmings' lines of credit and the British Trimmings' (line of credit type) overdraft facility were $10.9 million at March 28, 1998, with approximately $4.1 million available for future borrowings subject to satisfaction of certain borrowing base requirements. The Company's primary revolving credit facility is secured by Conso US' receivables and inventory, and bears interest based on LIBOR rates plus 1.0% (5.72% for US dollar borrowings and 8.375% to 8.75% for borrowings in British pounds sterling at March 28, 1998). Working capital declined by $1.4 million to $19.6 million at March 28, 1998, from $21.0 million at June 28, 1997, primarily from a partial funding of the long-term capital projects through the revolver loan and repurchases of common stock.

    The Company anticipates that its total capital expenditures during the 1998 fiscal year, excluding major expansion projects, will be approximately $1.4 million, of which approximately $900,000, has been spent through March 28, 1998. In the US, Conso had budgeted $2.3 million for the construction of a new dyehouse facility and related equipment and $3.7 million for a new warehouse facility and some new equipment. In addition, the Company had budgeted $1 million for the upfitting of the space made available by the move of the warehouse and dyehouse facilities for more efficient production work flow and some additional office space. As of March 28, 1998, approximately $7.7 million had been spent on these projects with the majority of the amount going toward the building of the new warehouse and dyehouse. An additional $2.2 million over the original budget amount has been approved by the Board of Directors as additional spending relating to these expansions with most of the funding for computer equipment, the distribution center and dyeing equipment for the new dyehouse and some spending in excess of budgeted amounts on the facilities.

    Additionally, the Company has evaluated its "Year 2000" issues and believes that they can be resolved through the modification of software, at an estimated cost of $250,000. The Company is currently ahead of its original implementation schedule for its "Year 2000" project.

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

    On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares. Purchases of 123,000 shares ($989,000) were made in March of 1998, and additional purchases of 50,000 shares ($409,000) were made in April of 1998.

    Repurchases may be made from time to time depending upon market conditions. The Company's Executive Committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon market conditions and the timing and amount of repurchases deemed appropriate.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which will be effective for the Company for the fiscal year beginning June 28, 1998. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains, unrealized foreign currency translation gains, and losses on available-for-sale securities) be reported in a financial statement similar to the statement of income and retained income. The accumulated balance of other comprehensive income will be disclosed separately from retained income in the equity section of the balance sheet.

    Also, in June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company for the fiscal year ended July 3, 1999. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increases in disclosures, if any, will be required beyond that already reported in its financial statements.

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


PART II       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        27     Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended March 28, 1998.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CONSO PRODUCTS COMPANY

Dated:  May 12, 1998                                  By: /s/ David B. Dechant
                                                          --------------------
    Name:      David B. Dechant
    Title:     Chief Accounting Officer

Dated:  May 12, 1998                                  By: /s/ Gilbert G. Bartell
                                                          ----------------------
     Name:     Gilbert G. Bartell
     Title:    Chief Financial Officer and
               Vice President of Finance/Treasurer