Form 10-K
period 1998-06-27
CONSO PRODUCTS CO
filed 1998-09-25
CIK 914448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended June 27, 1998

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____ to _____

                         Commission file number: 0-22942

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                            NO PAR VALUE COMMON STOCK
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of shares of the Registrant's no par value Common Stock, its only outstanding class of voting stock, held by non-affiliates of the Registrant as of September 18, 1998, was $23,123,098.

The number of shares outstanding of the Registrant's no par value Common Stock, its only outstanding class of common equity, as of September 18, 1998, was 7,411,882.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Incorporated Document                                                                         Parts into which Incorporated
   1998 Annual Report to Shareholders for the fiscal year ended June 27, 1998                    Part II
   Proxy Statement for Annual Meeting of Shareholders to be held November 9, 1998                Part III

PART I

ITEM 1. BUSINESS

GENERAL

    Conso Products Company, together with its subsidiaries (the "Company"), is the world's largest manufacturer of decorative trimmings for the home furnishings industry and, through its subsidiary, Simplicity Pattern Co., Inc. ("Simplicity"), is a leading producer of patterns and other instructional material for home sewing of apparel, home decorating, and crafts. Conso Products, including its British Trimmings subsidiary, produces and sells a full range of knitted and woven fringes, decorative cords, tasseled accessories, jacquard and other woven braids, and apparel trims, as well as sewing tapes and supplies. Conso also distributes decorative window accoutrements and other home furnishings accessories. Through a worldwide sales force the Company's products are marketed to manufacturers, distributors and retailers. Manufacturing facilities are located in the United States, the United Kingdom, Mexico, and India.

    Conso's (through the parent company) US business, which can be traced back to 1867, was acquired from Springs Industries, Inc. in 1986 when the parent company was organized by a group of investors that included J. Cary Findlay, who became its Chief Executive Officer and, subsequently, its sole shareholder. In December 1993, the Company made its initial public offering of its Common Stock and, using a portion of the proceeds of the offering, acquired British Trimmings (Holdings) Limited, a privately held English company, which is now known as "British Trimmings Limited" and is one of the leading producers of decorative trimmings in the United Kingdom. In connection with the offering, Conso Products Company changed its jurisdiction of incorporation from Delaware to South Carolina. In June 1998, the Company completed the acquisition of Simplicity Capital Corporation, the parent company of Simplicity Pattern Co., Inc. Unless the context otherwise requires, all references in this report to "Conso" or "Conso US" are to Conso Products Company, its Delaware predecessor, and its majority-owned Mexico and India subsidiaries, all references to "British Trimmings" are to British Trimmings Limited, its corporate predecessors and subsidiaries, all references to "Simplicity" are to Simplicity Capital Corporation and its subsidiaries, and all references to the "Company" include Conso, British Trimmings, and Simplicity.

    The fiscal years ended June 27, 1998, June 28, 1997 and June 26, 1996 (all consisting of 52 weeks) are referred to herein as the "1998 fiscal year" or "fiscal 1998", the "1997 fiscal year" or "fiscal 1997", and the "1996 fiscal year" or "fiscal 1996", respectively.

    Since acquiring British Trimmings, in connection with its public offering, the Company has made several additional acquisitions.

    In May 1994, Conso acquired the assets of Conso Graber Canada, Inc., a Canadian producer and distributor of decorative trimmings whose business had once been under common ownership with Conso's. The assets were acquired at a total cost of approximately $300,000 and consisted primarily of additional equipment which is being used at the Company's existing locations. In June 1994, British Trimmings acquired Wendy A. Cushing Limited and Wendy Cushing Trimmings Limited, both English companies, for approximately $112,000. Wendy A. Cushing, a leading designer of old world decorative trimmings, serves Conso US' and British Trimmings' upper-end customers internationally. These companies maintain a design studio in London and a showroom in Chelsea Harbour. In March 1996, the Company acquired all of the assets of The Claesson Company in consideration of the assumption of approximately $310,000 in liabilities. In connection with the acquisition, Margareta Claesson joined Conso as Manager of the Decorative Accessories Products Division. In September 1997, Conso acquired the assets of HFDC, Inc., which designs and sells decorative home window fashion products, primarily under the "DUITALL" name brand, for approximately $262,000, including the assumption of certain liabilities. Stuart R. Fraker, HFDC's President, joined Conso as Manager of this new division of home fashion products.

    In June 1998, Conso acquired all the outstanding common stock of Simplicity Capital Corporation, the parent company of Simplicity Pattern Co., Inc. (the operating company). The consideration paid was $33,600,000 (consisting of the $33,000,000 cash purchase price and transaction expenses) plus the assumption of certain of Simplicity's liabilities, for a total purchase price of $54,265,000. Simplicity Pattern Co., Inc. was founded in 1927, and is one of the world's largest producers of home sewing patterns. Simplicity designs its patterns in New York and London, produces them in the United States and distributes them worldwide.

    The Company's global growth strategy for the future includes:

    - Additional business acquisitions as attractive opportunities are identified;

    - Continual introduction of new decorative trimmings products and the cross-merchandising of existing products between Conso US and British Trimmings and through Simplicity publications;

    - Expansion of the Company's existing decorative accessory products and identification, development and acquisition of additional products.

    - Continued expansion of the Company's customer base, including increased sales to manufacturers, distributors, high-end designers and mass merchandisers;

    - Expanded international production and distribution operations, as well as increased export sales.

    With the acquisition of Simplicity, the Company is focusing on the use of patterns and the Simplicity name and its other publications to promote its existing products and additional products which may be developed or acquired.

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

    Demand for Conso US' and British Trimmings' products varies as fashion trends in home furnishings and the relative cost of various product changes. Total demand is also affected by population growth and demographics, consumer spending and confidence in the economy, levels of disposable income, geographic mobility of consumers, housing starts, and residential housing sales. The Company believes that it has been able to increase the demand for decorative trimmings, and therefore expand the market, through aggressive merchandising support of resellers and education of end-users as to applications for its products. The acquisition of Simplicity enables the Company to elevate the support of merchandisers and education of end-users through publications and materials in regular direct contact with the end consumer, and through the use of a widely recognized and well-respected brand name. Accordingly, the Company intends to aggressively pursue the further promotion of Simplicity's publications and its name to promote the Company's other products.

    While the Company's primary product has been textile related, management views the Company as a consumer products company. With some reduction in the growth in revenues from Conso products, the Company is increasing its focus on acquisitions, with attention given to companies that have a focus on home decorating and can expand its existing products and product offerings. The acquisition of Simplicity confirms the consumer products focus and positions the Company to pursue the expansion of its business in this arena.

    The home sewing and crafts industry, which Simplicity competes in, is comprised primarily of retail store customers, and includes a variety of products including fabric, patterns, notions, crafts and other related supplies. The pattern segment represents a relatively small, niche market within the home sewing and crafts industry.

    The Company's management is not aware of any definitive published data on the size of the pattern industry or the revenues of its competitors. However, the Company believes that, based on the number of Simplicity products and its competitors products seen in retail stores, it is one of the largest producers of patterns in the world.

    The home sewing and craft industry has significant overlap with the home decorating industry in which the Company has a significant presence with its trimmings and decorative hardware products. The Company is using this overlap, and the cross-merchandising of products through selling materials and patterns, to increase the presence of its products, including patterns within both the home decorating and home sewing and crafts industries.

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

    British Trimmings also produces and sells apparel trimmings. Apparel fashions produced and distributed by British Trimmings include sequin and glitter trimmings, gimp trims and froggings. Some of the braids and other stock products that are produced by both Conso US and British Trimmings are also used in apparels.

    Conso US also produces and sells sewing tapes and cords, and distributes other sewing and workroom supplies purchased from others. Conso US and British Trimmings import and distribute accessories for window furnishings and other decorative accessories for the home.

    With the acquisition of Simplicity, the Company has expanded its products to include patterns. The pattern products of Simplicity are produced and sold under the Simplicity, New Look, and Style brand names. The Simplicity brand is one of the most respected, well-known names in the home sewing and crafts industry. Simplicity offers approximately 1,500 patterns for sales and updates over 500 of those designs each year to respond to market trends and keep its design selection fresh. The patterns available from Simplicity offer consumers a wide selection of fashion apparel, home decorating, crafts, and costume designs.

    Consumers use patterns to construct fashion apparel, home sewing, craft and costume items. An outline and instruction guide for a garment or craft shape is designed and printed on paper. The outline is used as a blueprint which consumers place on the fabric to properly guide the cutting of the fabric into pieces. Using the instructions, the consumers then sew the appropriate pieces together as noted. Simplicity is noted for superior, easy-to-follow instructions that simplify the entire sewing process.

    Operations for Simplicity for fiscal 1998 (from the period of acquisition or June 19, 1998 through June 27, 1998) are not material and are not included in the operations of the Company. Revenues for Simplicity, consisting primarily of revenues from sales of Simplicity's publications, including patterns, on a pro forma basis for the 1998 fiscal year was $53,657,000.

    The following table sets forth, for the periods indicated, certain information relating to sales of Conso's and British Trimmings' product lines for the current and prior two fiscal years:

                                                                        FISCAL YEARS ENDED
           ----------------------------------------------------------------------------------------------------------------
                                                 JUNE 27, 1998              JUNE 28, 1997               JUNE 29, 1996
                                           ---------------------       --------------------        --------------------
                                                                      (DOLLARS IN THOUSANDS)
           Catalog Trims:
               Conso US                    $31,880         44.3%       $32,988         44.9%       $32,096         45.4%
               British Trimmings            11,469         16.0         10,548         14.4          9,541         13.5
               Wendy Cushing Trimmings         982          1.4            912          1.2            685          1.0

           Manufacturers' Specials:
               Conso US                     12,464         17.3         12,572         17.1         12,397         17.5
               British Trimmings             5,659          7.9          5,804          7.9          6,056          8.6
               Wendy Cushing Trimmings         619          0.9            677          0.9            616          0.9
           Decorative Accessories            1,740          2.4          1,376          1.9            865          1.2
           Workroom supplies                 4,459          6.2          4,557          6.2          4,593          6.5
           Apparel Fashions                    422          0.6          2,062          2.8          2,368          3.3
           Other miscellaneous
               products                      2,167          3.0          1,951          2.7          1,497          2.1
                                           -------        -----        -------        -----        -------        -----
           Total                           $71,861        100.0%       $73,447        100.0%       $70,714        100.0%
                                           =======        =====        =======        =====        =======        =====

    Details of operations and assets for the separate Conso and British Trimmings companies and details of assets for the separate Simplicity domestic and foreign operations are presented in the Company's Notes to Consolidated Financial Statements for the fiscal years Ended June 27, 1998, June 28, 1997 and June 29, 1996.

PRODUCT DESIGN AND DEVELOPMENT

    Because the demand for decorative trimmings is based upon fashion appeal to home furnishings manufacturers, interior designers and ultimately consumers, the success of the Company's decorative trimmings business is dependent upon its ability to design and develop a broad range of attractive products in a wide array of colors and color combinations (known as "colorways"). Conso US' current stock product lines of decorative trimmings include numerous items in various yarns, stylings and colorways comprising over 19,000 stock keeping units ("SKUs"), and British Trimmings currently stocks products comprising over 3,100 SKUs. Both Conso US and British Trimmings develop and market lines of complementary products in various stylings and colorways as "collections" or "ranges." Both businesses also manufacture custom trimmings as specified by their customers.

    Since 1987, Conso's management has developed decorative trimmings products in response to national market research and customer demand. The first line was the "Empress Collection," introduced in 1987 for the medium price range market. Wesley Mancini, a prominent designer of home furnishings fabrics, was engaged to color the first 13 colorways in the line and develop additional lines. Conso US has also introduced 15 additional collections of decorative trimmings in different yarns and colorways for various markets and price points, including the "Imperial Collection" designed by Mr. Mancini and introduced in 1989 for the higher price range market. The "Princess Collection", developed in 1989, and the "Louis XVII Collection", introduced in 1993 and designed by Louis Nicole, another well-known home furnishings designer, are marketed in the lower to medium price range for major retailers. In 1997, the Company added the "Cabaret" collection to meet market demand for a new look in the home furnishings market.

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

    In 1998, existing collections for both Conso and British Trimmings were updated with new stylings and colors and an additional line is being developed for introduction in 1999, with a focus on international trends.

     Since sewing is an alternative to buying ready made items, Simplicity pattern designs must closely resemble silhouettes and prints produced by competitors in the apparel, home furnishings and craft industries. Simplicity is continuously developing designs into patterns in New York and London to ensure fresh new products for all its pattern brands. The Simplicity design team visits key domestic and European fashion centers and subscribes to a variety of international fashion, color and silhouette reports. Based upon this information and historical sales data, new pattern designs are created. The Company uses both staff and contract designers. Simplicity updates its pattern brands (Simplicity, Style and New Look) several times a year to offer the latest "looks" available.

MARKETING AND SALES

    Conso US' decorative trimmings marketing program is directed by a marketing department assisted by a graphic design team and sample department. The marketing department is responsible for trade shows, advertising, sample binders and cards, displays, videos, catalogs, brochures and other selling aids as well as the development of new stock products.

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

    Since the acquisition of British Trimmings, the Company has established a marketing department at British Trimmings, that works closely with and reports to the Conso US marketing group. British Trimmings also uses sample books and cards as its primary selling aids, as well as brochures and other materials produced by its in-house printing operation at its Leek, England facility. British Trimmings' first wholesale color catalog was introduced in January 1995 and is produced annually.

    Conso US displays its products at showrooms located at its New York sales office and at the Furniture Mart in Hickory, North Carolina and its Miami international sales office. British Trimmings maintains showrooms at its Stockport and London manufacturing facilities and Wendy Cushing Trimmings has a showroom at Chelsea Harbour in London. In 1998, the Company displayed (or is scheduled to display) the products of both Conso US and British Trimmings at a total of five trade shows in the United States, three in Europe, one in Singapore, and one in Dubai.

    Conso US' products are marketed and sold through a sales force of representatives located in various major cities, sales personnel that travel internationally, and through foreign independent sales representatives. British Trimmings has sales personnel operating mainly out of its Stockport, England offices, and uses independent sales representatives located in foreign countries. Wendy Cushing Trimmings is serviced by a sales representative in the United Kingdom and through designer (agent) showrooms in the United States and Canada. Since the Company's most significant sales presence is in the US and UK, the Company focuses its international sales efforts (other than sales into the UK) into three major sales regions: the Western Hemisphere (including Canada and Latin and South America), Europe and the Middle East (including Africa, and excluding the UK), and the Pacific Rim (including Australia and New Zealand). The Company has international sales managers who are responsible for implementing the sales and marketing programs for the foreign geographic regions and directing services to these regions from international sales office in Miami, Florida, for Latin America and the Caribbean and in Stockport for Continental Europe, the Pacific Rim and the Middle East.

    The key selling tools for Simplicity are the pattern catalogs that are prominently displayed and available for viewing by consumers at retail locations. The pattern catalog shows one or more pictures of all pattern designs available in each brand. Auxiliary catalogs also are produced to highlight specific merchandise categories such as children's apparel, holiday costumes, home decorating and crafts, and to increase retail presence and save consumers shopping time when looking for specific types of patterns.

    The pattern catalogs and sales of patterns are supplemented periodically by the use of model garments and other in-store sales materials such as posters, wall charts and easels which provide a picture of selected new pattern designs, and through the use of box-out displays. Box-outs are used for seasonal patterns such as those for the Halloween, Christmas and Easter holidays, and for new fashion trends in order to attract impulse sales, increase retail presence and for special joint marketing programs with fabric companies.

    Simplicity also uses a variety of marketing tools to make its products available directly to consumers such as an internet home page, direct marketing programs, telemarketing and repeat customer programs to increase sales.

    Retail customers frequently use pattern promotions through price discounting to generate store traffic and drive the sales of other sewing products such as fabrics, notions and craft items. It is common for retail customers to sell patterns at up to 50% off the suggested retail price. Retail customers also use pricing below this level for selected promotional events. Newspaper ads and color circulars featuring pictures of selected pattern designs of Simplicity are used by retail customers to promote patterns.

ORDER PROCESSING AND CUSTOMER SERVICE

    Most of Conso US' and British Trimmings' orders are received directly from customers by customer service representatives in offices in Union, South Carolina and Stockport, England. Roughly half of the customer orders are received by facsimile transmission, the balance by telephone. The customer service operations include representatives for domestic stock orders, representatives who process international orders, representatives who handle manufacturing specials orders, and representatives who handle custom orders, other than manufacturing special orders.

    Because most of Conso US' and British Trimmings' customer orders are for stock items and because prompt response to customer orders is critical to customer satisfaction, Conso US and British Trimmings emphasize customer service and prompt fulfillment of orders. To that end, Conso US and British Trimmings maintain large inventories of stock items in a wide range of colors and color combinations, and have implemented computerized order entry, production, inventory management and shipping systems, including a computerized factory order materials requisition program and pre-established minimum and maximum formulas for levels of inventories based on sales history and forecasts for each SKU. These systems enable Conso US and British Trimmings to better anticipate future demand by customers for each of its SKU's and to minimize backorders.

    Simplicity receives all of its orders directly from retail customers and processes these orders promptly through its computerized systems. Most orders in the United States are received through electronic data interchange and are fulfilled within one week. Simplicity maintains a complete inventory of each pattern design and a customer service department in all major market regions.

CUSTOMERS

    The Conso US' and British Trimmings' products are sold worldwide to manufacturers, distributors and retailers, including manufacturers of upholstered furniture, draperies, bedding, decorative pillows and other home furnishings; trim, fabric and workroom supply distributors; and major retailers, retail fabric store chains and interior designers. The following table sets forth, for the periods indicated, certain information relating to sales of products to the Company's three major categories of customers:

                                                                 FISCAL YEARS ENDED
                      ------------------------------------------------------------------------------------------
                                          JUNE 27, 1998             JUNE 28, 1997            JUNE 29, 1996
                                       ------------------       -------------------      -------------------
                                                               (DOLLARS IN THOUSANDS)
                      Manufacturers    $ 27,696      38.6%      $ 31,108       42.3%     $ 30,476       43.1%
                      Distributors       30,996      43.1         30,013       40.8        28,199       39.9
                      Retailers          13,169      18.3         12,326       16.9        12,039       17.0
                                       --------     -----       --------      -----      --------      -----
                      Total            $ 71,861     100.0%      $ 73,447      100.0%     $ 70,714      100.0%
                                       ========     =====       ========      =====      ========      =====

    Simplicity sells direct to retail customers who sell home sewing products such as fabric, notions, crafts and other supplies to consumers. Retail customers consist of fabric store chains, discount stores and chains and independent fabric and craft stores. A total of approximately 8,900 retail locations world-wide are serviced directly by Simplicity. While Conso and British Trimmings have not had any one customer that would make up more than 10% of their business, Simplicity's five largest retail customers represent approximately 60% of its sales. Accordingly, the acquisition of Simplicity will increase the Company's reliance for revenues from certain individual customers in the pattern segment and retail customer base. The acquisition of Simplicity will take revenues of the Company's smallest customer segment, the retail segment, and propel it to the largest segment. Simplicity has one customer (Wal-Mart) which represents more than 10% (approximately 14%) of the revenues of the Company for fiscal 1998 on a pro forma combined basis. Operations for Simplicity for fiscal 1998 (from the period of acquisition or June 19, 1998 through June 27, 1998) are not material and are not included in the operations of the Company for the current fiscal year. Revenue for Simplicity, which results from sales to retailers on a pro forma basis for the 1998 fiscal year was $53,657,000.

    At June 27, 1998, the Company had approximately 5,000 customer accounts with open balances. Open customer orders at June 27, 1998 were $3.6 million as compared to $3.7 million at June 28, 1997. The Company expects that substantially all of the open orders at June 27, 1998 will be recognized as revenue within the first quarter.

EXPORTS

    Approximately 91% of Conso US' sales of $52.3 million for fiscal 1998 were to US customers; the remainder was export sales, primarily to customers in Canada and Central and South America. Approximately 80% of British Trimmings' sales of $19.6 million for fiscal 1998 were to customers in the United Kingdom, with the remainder being export sales primarily to customers in other European countries. Operations for Simplicity for fiscal 1998 (from the date of acquisition or June 19, 1998 through June 27, 1998) are not material and are excluded from the operations of the Company. Exports represented approximately 20% of Simplicity's sales for the 1998 fiscal year.

    The following table sets forth for the periods indicated the Company's sales outside the United States and the United Kingdom and as a percentage of total Company sales, by geographic region (and excluding Simplicity operations):

                                                            FISCAL YEARS ENDED
               --------------------------------------------------------------------------------------------------------
                                                     JUNE 27, 1998          JUNE 28, 1997            JUNE 29, 1996
                                                  ------------------      -----------------       -----------------
                                                                        (DOLLARS IN THOUSANDS)
               Western Hemisphere                 $ 4,138        5.8%     $ 3,985       5.4%      $ 3,020       4.3%
               Europe and Middle East               2,841        4.0        2,683       3.7         2,324       3.3
               Pacific Rim                          1,541        2.1        1,787       2.4         1,250       1.8
                                                  -------       ----      -------       ----      -------       ---
               Total                              $ 8,520       11.9%     $ 8,455       11.5%     $ 6,594       9.4%
                                                  =======       ====      =======       ====      =======       ===


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

    In the US, Conso is in the construction phase of a new 33,000 square foot dyehouse facility with an estimated cost of $3.8 million and has completed a new 86,000 square foot distribution center at a total cost (including certain additional distribution related equipment) of $4.5 million. Both of these facilities are located adjacent to the existing main plant in Union, SC. The dyehouse construction is scheduled to be completed by the end of calendar year 1998.

    Certain of Conso's products require handwork assembly. Most of the handwork is done at Conso US' facility in Juarez, Mexico, and on a piece work basis by home workers directed from the Stockport and London facilities of British Trimmings. In July 1997, the Company leased facilities in Coimbatore, India which house handwork operations primarily for the UK market. Operations at this facility began in January of 1998 with significant product shipments being received beginning in the July of 1998. The addition of this facility will allow the Company to be more competitive with certain low priced products.

    The various departments in each of Conso US' and British Trimmings' manufacturing plants operate one to three shifts per day, five or six days per week, depending upon market conditions and customer orders.

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

    The two key components of a pattern are printed tissue paper containing the outline of the garment, craft or home decorating item and the written instructions printed on newsprint. Simplicity owns and occupies a facility of approximately 740,000 square feet in Niles, Michigan. This facility operates principally on a one shift, five day a week basis, although certain departments sometimes operate on a two or three shift basis. At its Niles facility, Simplicity operates a paper mill and printing operation for the production of tissue and printing of patterns and instructions. Simplicity out-sources the printing of its pattern catalogs.

    Principal raw materials for Simplicity are paper, pulp, wood, recycled paper, ink and corrugate and the Company believes that an ample supply of these raw materials will continue to be available. However, changes in the price of paper, wood pulp, ink and the price and availability of recycled paper and other supplies related to its operations could cause significant changes in the Company's raw material costs, and there can be no assurance that there will not be any changes in the availability, price or quality of any raw materials.

COMPETITION

    While the business of manufacturing decorative trimmings for the home furnishings industry is competitive, and includes many relatively small producers with limited product lines or products designed for the lower end of the market, there are a few US domestic or foreign manufacturers of substantial size. The Company is the largest manufacturer of decorative trimmings for the home furnishings industry in the world and is aware of no more than four other major producers with which it competes for customers worldwide. In the Company's trimmings segment, which is a relatively small, niche market within the home decorating industry, the Company has fragmented competition coming from a large number of smaller competitors with more limited product breadth or depth of collections or ranges. However, the pattern segment, is dominated by a relatively small number of companies. The pattern segment includes four major producers, whose combined sales account for the majority of worldwide pattern revenues. The three producers with the most significant portion of their revenues believed to be generated in the United States include Simplicity, McCall Pattern Company and Butterick Company, Inc. The fourth producer, Burda, is headquartered in Germany, and has historically maintained a strong presence in Europe, and other foreign markets.

    Smaller producers of decorative trimmings often have focused on longer production run business with manufacturers at lower prices, frequently using lower quality products. The Company believes that the continued slow-down in the rate of growth of sales of decorative trimmings to manufacturers this past fiscal year may be partially attributable to competition from these smaller producers. From time to time, the Company develops new products to provide alternatives to products manufactured by these smaller producers and may use its operations in Mexico and India to manufacture goods to compete with these producers.

    During the current fiscal year, the Conso US and British Trimmings experienced increased price competition on sales of certain manufacturing special items and hand assembled products, to an extent, by low price goods being manufactured by smaller competitors and from low price goods being imported from the Far East. Consequently, in August 1997, the Company announced the formation of India Trimmings (Private) Limited to produce hand assembled products in India. The Mexico plant continues to produce many of the hand assembled products sold in the US. The North American Free Trade Agreement ("NAFTA") and the General Agreement on Trade and Tariffs ("GATT") could increase US competition for sales of Conso US' products as well. While the Company believes that the elimination of international trade barriers under both GATT and NAFTA will be beneficial to it as it implements its strategy of expanding its worldwide operations, there can be no assurance that increased US competition from foreign manufacturers as a result of NAFTA or GATT or any other trade related agreements would not have a material adverse effect on its business.

    There are a number of large manufacturers of textiles, home furnishings and other products with resources substantially greater than those of the Company who have the ability to enter the decorative trimmings, hardware or pattern businesses by either establishing their own operations or acquiring and combining other existing operations. Management is aware of no current plans by any such manufacturer to enter the decorative trimmings or patterns businesses.

    The Company has recently acquired companies, which focus on decorative hardware items, and is marketing and distributing these items to its existing customer base. The decorative hardware industry is a much larger industry than trimmings or patterns with several, already well established manufacturers. The Company intends to compete in this market through the continuous introduction of new products and product stylings and through cross-merchandising through its selling materials and publications and to its existing customer base.

    The Company, in its trimmings business, its decorative hardware business, and its newly acquired patterns business competes on the basis of styling, selection, color, delivery, price and customer service. The Company believes that its ability to promptly fill customer orders, due to its large inventory, its production and inventory management systems, its customer service and sales staff and its control over availability of yarn colors for trimmings, production of its own paper for patterns, its breadth of product offerings and focus on product design, presentation, and cross-merchandising gives it a competitive advantage and is valued by its customers.

EMPLOYEES

    As of June 27, 1998, Conso US had 645 full-time employees, of whom 532 were hourly employees and 113 were salaried employees. In addition, 350 contract workers at Conso US' assembly plant in Juarez, Mexico work under the supervision of a Conso US manager in a "Maquiladora" operation, which provides for contract labor in accordance with certain Mexican regulations and India Trimmings employs 105 full-time employees at its manufacturing facility in Coimbatore, India. None of Conso US employees are represented by a union. Conso US' management considers its relationship with its personnel to be good. While Conso US has historically had a high turnover rate among its hourly employees during the first three months of employment, Conso US has been able to attract and retain qualified personnel.

    As of June 27, 1998, British Trimmings had 383 full-time employees, of whom 281 were hourly employees and 102 were salaried employees. Approximately 38% of the employees of British Trimmings are represented by the Union of Textile Workers (the "Union"). British Trimmings and the Union agreed in February 1998 to the annual renewal of their contract for the year ending December 31, 1998, with an increase of 3% in the basic wage rate. Although any strike or other disruption of operations by members of the Union could have a material adverse effect on the Company, the Union has represented the production workers of British Trimmings for at least 29 years, during which time there has never been a strike or work stoppage.

    As of June 27, 1998, Simplicity had approximately 450 employees, of whom 214 were represented by labor unions and 236 were non-union. Most union employees are located in the Niles, Michigan facility. Union contracts covering these union employees expire on January 31, 2000. Although any strike or other disruption of operations by members of unions could have a material adverse effect on the Company, Simplicity has not experienced any work stoppages in recent years and believes relations with all of its employees are good.

GOVERNMENTAL REGULATION

    The business and operations of the Company are subject to governmental regulation, including employee health and safety laws and regulations; laws and regulations governing employment practices, wages and hours, and employee benefits; and environmental laws and regulations. The Company believes it is in compliance in all material respects with applicable laws and regulations (including those regulating the discharge of materials into the environment or otherwise relating to the protection of the environment), and that such compliance has not materially affected its business or required major capital expenditures. Future changes in laws and regulations or any determination that the Company is not in compliance with applicable laws and regulations could have a material adverse effect on the Company.

TRADEMARKS

    Conso has registered the trademarks CONSO(R) for its products and CLAESSON(R) for decorative hardware items, and British Trimmings has registered the trademarks SPECTRUM(R) for lace, braids and woven labels and POLYUROCOL(R) for certain yarns and threads in the United Kingdom. In September 1997, the Company acquired substantially all of the assets of HFDC, Inc, including its registered trademarks DUITALL FABRIC MASTER(R) and CLEARWARE DECORATING SYSTEMS(R).

     Simplicity has registered its trademarks SIMPLICITY, NEW LOOK, STYLE and ITS SO EASY, ITS SIMPLICITY for its pattern products and licensing rights. Other trademarks utilized by Simplicity are also registered. Simplicity enters into the use of other trademarks periodically as business opportunities dictate and operates an aggressive program for pursuing the registration and defense of such trademarks. Such defense has included legal action and related costs.

ITEM 2.  PROPERTIES

    The following table sets forth the location, utilization and approximate size in square feet of floor space of the principal facilities of Conso, British Trimmings and Simplicity, and whether they are owned or leased.

                                                                                                  OWNED OR         SQUARE
LOCATION                     UTILIZATION                                                           LEASED           FEET
--------                     -----------                                                          --------         ------
CONSO:
  Union, SC (Main Plant)     Offices, production, distribution and dyehouse facility               Owned           340,000
  Union, SC (Annex Plant)    Warehousing and yarn processing                                       Owned           101,000
  New York, NY               Showroom and sales office                                             Leased(1)         2,780
  Hickory, NC                Showroom and sales office                                             Leased(2)           514
  Miami, FL                  Showroom and sales office                                             Leased(3)           980
  Juarez, Mexico             Assembly plant                                                        Leased(4)        41,680
  Coimbatore, India          Assembly plant                                                        Leased(5)        14,762
BRITISH TRIMMINGS:
  Stockport                  Offices and production facilities (six buildings at one location)     Owned           185,000
  Leek, England              Warehousing, dyehouse and production facility                         Owned            43,000
  Leek, England              Printing operation                                                    Leased(6)         2,000
  London, England            Assembly operation                                                    Owned            20,000
  London, England            Chelsea Harbour showroom                                              Leased(7)           384
  London, England            Chelsea Harbour showroom                                              Leased(8)           835
SIMPLICITY:
  New York, NY               Offices                                                               Leased(9)        41,000
  Toronto, Canada            Offices                                                               Leased(10)        1,300
  Biantyre, Scotland         Warehouse and offices                                                 Leased(11)       41,000
  London, England            Offices                                                               Leased(12)        1,400
  Revesby, Australia         Warehouse and offices                                                 Leased(13)       25,000
  Auckland, New Zealand      Offices                                                               Leased(14)        1,922
  Niles, Michigan            Manufacturing and distribution facility                               Owned           740,000

(1)  This facility is leased for a term expiring April 30, 1999.
(2)  This facility is leased on a month-to-month basis.
(3)  This facility is leased for a term expiring August 31, 2000.
(4)  This facility is leased for a term expiring December 31, 1999.
(5)  This facility is leased for a term expiring July 1, 2000.
(6)  This facility's lease expires June 18, 2002.
(7)  This facility's lease expired on November 16, 1997, but is currently being renewed for a term up to 10 years.
(8)  This facility is leased for a term expiring December 24, 2001.
(9)  This facility is leased for a term expiring November 30, 2010, but has an option buyout in 2003.
(10) This facility is leased for a term expiring April 30, 1999.
(11) This facility is leased for a term expiring July 20, 2003.
(12) This facility is leased on a six months notice cancelable lease.
(13) This facility is leased for a term expiring September 30, 1999.
(14) This facility is leased for a term expiring November 1, 1999.

    Certain of the Company's owned manufacturing facilities are subject to liens securing its bank indebtedness. The principal manufacturing facilities are of brick construction, are sprinklered and are generally in satisfactory operating condition and repair. Conso US' main plant and annex plant in Union were constructed at various times from 1959 to 1967, from 1964 to 1983, and from 1996 to present, respectively; British Trimmings' Stockport facilities were constructed at various times between the 1920's and 1979, its Leek dyehouse and production facilities were constructed in the 1920's and 1970's, respectively, and its new London facility was constructed in 1980. Simplicity's plant in Niles was constructed at various times from 1931 to 1936, from 1946 to 1953, and from 1961 to 1976. The Company believes that the facilities are suitable for their present use. In the US, Conso completed construction of a new 86,000 square foot distribution center in July 1997, with a total cost of $4.5 million, and has started construction of a new 33,000 square foot dyehouse facility with an estimated cost of $3.8 million. Both of these facilities are located adjacent to the existing main plant in Union, SC and the dyehouse facility is scheduled to be completed during the calendar year 1998. These expansions will free up approximately 65,000 square feet for much needed additional production and office space. The Company will consider additional capital expenditures for building expansions or business acquisitions as opportunities arise.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information appearing (a) under the caption "Stock Price & Shareholder Information", (b) in Note 9 under the caption "Capital Stock", and (c) in Note 1 under the caption "Organization and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

    The Company has not sold any securities during the past three years in transactions not registered under the Securities Act except as follows: On July 1, 1998, the Company purchased real property owned jointly by J. Cary Findlay and Konstance J. K. Findlay, each of whom is a director and executive officer of the Company, in exchange for shares of the Company's Common Stock. The Company issued 78,788 shares of Common Stock to Mr. Findlay and Ms. Findlay jointly as consideration for the acquisition of the real property in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Such consideration was based upon a closing price of the Common Stock of $8.25 on July 1, 1998 and a value of $650,000 (the Findlays' cost basis) for the real property.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information appearing (a) under the caption "Selected Financial Data" and (b) in Note 9 under the caption "Capital Stock" in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information appearing under the caption "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Quantitative and Qualitative Disclosures about Market Risk" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information appearing under the caption "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements", and "Independent Auditors' Report" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference. See also the report of Grant Thornton dated September 5, 1997 relating to (a) the consolidated balance sheet of British Trimmings ("BT") at June 28, 1997 and (b) the related consolidated statements of income and cash flow of BT for the years ended June 28, 1997 and June 29, 1996 included herewith.

                                                     [Grant Thornton Letterhead]

INDEPENDENT AUDITORS' REPORT
REGARDING BRITISH TRIMMINGS LIMITED
TO THE DIRECTORS OF CONSO PRODUCTS COMPANY

We have audited the consolidation packages consisting of the consolidated balance sheet at 28 June 1997 and the related consolidated statements of income and cashflow of British Trimmings Limited for the years ended 28 June 1997 and 29 June 1996 expressed in pounds sterling. All information included in the consolidation packages is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidation packages based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The consolidation packages have been prepared on the basis of accounting principles generally accepted in the United States of America for the purpose of inclusion in the consolidated financial statements of Conso Products Company for the years ended 28 June 1997 and 29 June 1996 and are intended solely for that purpose.

In our opinion, the consolidation packages referred to above, expressed in pounds sterling, are suitable for inclusion in the consolidated financial statements of Conso Products Company for the years ended 28 June 1997 and 29 June 1996 and present fairly, in all material respects, the information shown therein.


/s/ GRANT THORNTON
------------------------


GRANT THORNTON
REGISTERED AUDITORS
CHARTERED ACCOUNTANTS
MANCHESTER
UNITED KINGDOM

5 September 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 5, 1997, the Company's Audit Committee and its Board of Directors approved expanding the engagement of Deloitte & Touche LLP, the Company's principal accountant, to include the audit of the financial statements of British Trimmings Limited, a significant subsidiary of the Company, for the fiscal year ending June 27, 1998. For more than the previous two fiscal years, the financial statements of British Trimmings Limited had been audited by Grant Thornton and, in its audit reports as principal accountant for the Company, Deloitte & Touche LLP had expressed reliance on the reports of Grant Thornton as to British Trimmings Limited. As a result of the expansion of the engagement of Deloitte & Touche LLP, Grant Thornton was no longer engaged to audit the financial statements of British Trimmings Limited, but may be engaged to provide or continue to provide other accounting services for the Company and its subsidiaries.

    Neither the principal accountants' reports on the financial statements of the Company nor Grant Thornton's reports on the financial statements of British Trimmings Limited for the two most recent fiscal years ended June 28, 1997 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's two most recent fiscal years ended June 28, 1997 and subsequent periods, (1) there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in its report, and (2) no "reportable event" (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred.

    As the Company's principal accountant, Deloitte & Touche LLP was regularly consulted by the Company as to various accounting, auditing and financial reporting matters during the two most recent fiscal years and subsequent interim periods prior to the expansion of its engagement to include the audit of British Trimmings Limited; however, none of the matters as to which the Company consulted Deloitte & Touche LLP during such periods were with regard to the application of accounting principles to specified transactions or the type of audit opinions that might be rendered on the Company's financial statements, in either case as related only to British Trimmings Limited.

                                    PART III

ITEMS 10-13

    Items 10 through 13 are incorporated herein by reference to the sections captioned "Principal Shareholders", "Election of Directors", "Executive Officers", "Compensation Committee Interlocks and Insider Participation", "Executive Compensation", "Director Compensation", "Employment Agreements", and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 - 12 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 1998, which was filed with the Commission on September 25, 1998.

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

(a)  Financial Statements, Financial Statement Schedules and Exhibits

      List the following documents filed as a part of this report:

         1.       Financial Statements.

                  The following consolidated financial statements of the Company are included as part of Exhibit 13 thereof:

                  Report of Deloitte & Touche LLP

                  Consolidated Balance Sheets as of June 27, 1998 and June 28, 1997

                  Consolidated Statements of Operations for fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996

                  Consolidated Statements of Shareholders' Equity for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996

                  Consolidated Statements of Cash Flows for the fiscal years ended June 27, 1998, June 28, 1997, and June 29, 1996

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

         3.       Exhibits.

                                 Exhibit
                                  Number   Exhibit Description
                                 --------  -------------------

                                       2   Stock Purchase Agreement dated June 10, 1998 among the Company,
                                           Simplicity Capital Corporation, and the Sellers, Sellers Representative
                                           and Escrow Agent named herein (1)

                                     3.4   Articles of Incorporation of the Company (2)

                                     3.5   Bylaws of the Company (2)

                                    10.2   Employment Agreement dated December 22, 1993 by and between
                                           British Trimmings and A.W. Laughton (4)

                                    10.3   Employment Agreement dated December 22, 1993 by and between
                                           British Trimmings and C.V. Balakrishnan (4)

                                   10.14   Letter Agreement dated August 20, 1992 by and between the
                                           Company and Louis Nicole, Inc. (2)

                                   10.16   Marketing Agreement dated November 3, 1988 by and between the
                                           Company and F. Schumacher & Co. (2)

                                   10.17   1993 Stock Option Plan (2)

                                   10.20   Agreement dated 10 September 1993 between Calver Properties
                                           Limited and British Trimmings (Leek) Limited (2)

                                   10.31   Advice of Borrowing Terms of March 31, 1995 (Revision)
                                           regarding National Westminster Bank facility letter of June
                                           22, 1990 (3)

                                   10.36   1994 Employee Stock Purchase Plan (5)

                                   10.37   Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (4)

                                   10.60   Letter dated March 25, 1997 by and between the Company and
                                           Wesley Mancini Ltd. (7)

                                   10.61   Stock Election Plan for Non-Employee Directors (6)

                                   10.62   Modified and Restated Loan Agreement dated June 19, 1998 among
                                           The Company, NationsBank, N.A. and Simplicity Pattern Co. Inc. (1)

                                   10.63   Promissory Note dated June 19, 1998 issued by the Company and
                                           Simplicity Pattern Co. Inc. in favor of NationsBank, N.A. in the original
                                           Principal amount of up to $30,000,000 (1)

                                   10.64   Promissory Note dated June 19, 1998 issued by British Trimmings in
                                           Favor of NationBank, N.A. in the original principal amount of up to pound sterling 7,000,000 (1)

                                   10.65   Employment Agreement dated February 15, 1991 between Simplicity
                                           Holdings, Inc. and Louis S. Oltman (filed herewith)

                                   10.66   Letter Agreement dated May 4, 1998 between Simplicity Pattern Co.
                                           Inc. and Louis S. Oltman (filed herewith)

                                   10.67   Executive Severance Policy for Simplicity Capital Corporation,
                                           Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (filed herewith)

                                   13      Portions of the Company's 1998 Annual Report to Shareholders
                                           that are incorporated herein by reference (filed herewith)

                                   16      Letter of Grant Thornton regarding change in certifying accountant for
                                           British Trimmings Limited (8)

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

                                  23.2     Consent of Grant Thornton (filed herewith)

                                  27       Financial Data Schedule (filed in electronic format only)

                      MANAGEMENT CONTRACTS AND COMPENSATORY
                             PLANS AND ARRANGEMENTS

    The foregoing exhibits include the following management contracts and compensatory plans and arrangements:

                                  10.2    Employment Agreement dated December 22, 1993 by and between
                                          British Trimmings and A.W. Laughton (4)

                                  10.3    Employment Agreement dated December 22, 1993 by and between
                                          British Trimmings and C.V. Balakrishnan(4)

                                  10.17   1993 Stock Option Plan (2)

                                  10.36   1994 Employee Stock Purchase Plan (5)

                                  10.37   Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (4)

                                  10.61   Stock Election Plan for Non-Employee Directors (6)

                                  10.65   Employment Agreement dated February 15, 1991 between Simplicity
                                          Holdings, Inc. and Louis S. Oltman (filed herewith)

                                  10.66   Letter Agreement dated May 4, 1998 between Simplicity Pattern Co.
                                          Inc. and Louis S. Oltman (filed herewith)

                                  10.67   Executive Severance Policy for Simplicity Capital Corporation,
                                          Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (filed herewith)


     (1) Incorporated herein by reference to the exhibit designated by the same number in the Company's Current Report on Form 8-K filed with the Commission on July 6, 1998

     (2) Incorporated herein by reference to the exhibit designated by the same number in the Company's Registration Statement on Form SB-2 (Registration No. 33-71296)

     (3) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 1, 1995

     (4) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 1, 1995

     (5) Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-85518)

     (6) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-20671)

     (7) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997

     (8) Incorporated by reference to the exhibit designated by the same number in the Company's Current Report on Form 8-K filed with the Commission on December 11, 1997

(b)      Reports on Form 8-K.

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


                             CONSO PRODUCTS COMPANY


                             By: /s/ J. CARY FINDLAY
                                ----------------------------------------------
                                 J. Cary Findlay
                                 Chairman, President & Chief Executive Officer


Dated: September 25, 1998

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                             Signature                                Capacity                            Date

                         /s/ J. CARY FINDLAY          Director, Chairman, President and Chief       September 25, 1998
                         --------------------------   Executive Officer (Principal Executive
                         J. Cary Findlay              Officer)

                         /s/ GILBERT G. BARTELL       Chief Financial Officer and Treasurer         September 25, 1998
                         --------------------------   (Principal Financial Officer)
                         Gilbert G. Bartell

                         /s/ DAVID B. DECHANT         Chief Accounting Officer and Controller       September 25, 1998
                         --------------------------   (Principal Accounting Officer)
                         David B. Dechant

                         /s/ KONSTANCE J.K. Findlay    Director                                     September 25, 1998
                         --------------------------
                         Konstance J.K. Findlay


                         /s/ MARCUS T. HICKMAN         Director                                     September 25, 1998
                         --------------------------
                         Marcus T. Hickman


                         /s/ ANTONY W. LAUGHTON        Director                                     September 25, 1998
                         --------------------------
                         Antony W. Laughton


                         /s/JOHN H. MAXHEIM            Director                                     September 25, 1998
                         --------------------------
                         John H. Maxheim


                         /s/ JAMES H. SHAW             Director                                     September 25, 1998
                         --------------------------
                         James H. Shaw

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    EXHIBITS
                                  ITEM 14(a)(3)

                                    FORM 10-K
                                  ANNUAL REPORT



For the Fiscal Year Ended June 27, 1998                                                 Commission File Number 0-22942


                             CONSO PRODUCTS COMPANY

                                  EXHIBIT INDEX

                                  Exhibit
                                  Number   Exhibit Description
                                  -------  -------------------
                                       2   Stock Purchase Agreement dated June 10, 1998 among the Company,
                                           Simplicity Capital Corporation, and the Sellers, Sellers Representative
                                           and Escrow Agent named herein (1)

                                     3.4   Articles of Incorporation of the Company (2)

                                     3.5   Bylaws of the Company (2)

                                    10.2   Employment Agreement dated December 22, 1993 by and between
                                           British Trimmings and A.W. Laughton (4)

                                    10.3   Employment Agreement dated December 22, 1993 by and betweem
                                           British Trimmings and C.V. Balakrishnan (4)

                                   10.14   Letter Agreement dated August 20, 1992 by and between the
                                           Company and Louis Nicole, Inc. (2)

                                   10.16   Marketing Agreement dated November 3, 1988 by and between the
                                           Company and F. Schumacher & Co. (2)

                                   10.17   1993 Stock Option Plan (2)

                                   10.20   Agreement dated 10 September 1993 between Calver Properties
                                           Limited and British Trimmings (Leek) Limited (2)

                                   10.31   Advice of Borrowing Terms of March 31, 1995 (Revision)
                                           regarding National Westminster Bank facility letter of June
                                           22, 1990 (3)

                                   10.36   1994 Employee Stock Purchase Plan (5)

                                   10.37   Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (4)

                                   10.60   Letter dated March 25, 1997 by and between the Company and
                                           Wesley Mancini Ltd. (7)

                                   10.61   Stock Election Plan for Non-Employee Directors (6)

                                   10.62   Modified and Restated Loan Agreement dated June 19, 1998 among
                                           The Company, NationsBank, N.A. and Simplicity Pattern Co. Inc. (1)

                                   10.63   Promissory Note dated June 19, 1998 issued by the Company and
                                           Simplicity Pattern Co. Inc. in favor of NationsBank, N.A. in the original
                                           Principal amount of up to $30,000,000 (1)

                                   10.64   Promissory Note dated June 19, 1998 issued by British Trimmings in Favor of NationBank, N.A. in the original principal amount of up to pound sterling 7,000,000 (1)

                                   10.65   Employment Agreement dated February 15, 1991 between Simplicity
                                           Holdings, Inc. and Louis S. Oltman (filed herewith)

                                   10.66   Letter Agreement dated May 4, 1998 between Simplicity Pattern Co.
                                           Inc. and Louis S. Oltman (filed herewith)

                                   10.67   Executive Severance Policy for Simplicity Capital Corporation,
                                           Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (filed herewith)

                                   13      Portions of the Company's 1998 Annual Report to Shareholders
                                           that are incorporated herein by reference (filed herewith)

                                   16      Letter of Grant Thornton regarding change in certifying accountant for
                                           British Trimmings Limited (8)

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

                                   23.2    Consent of Grant Thornton (filed herewith)

                                   27      Financial Data Schedule (filed in electronic format only)

                      MANAGEMENT CONTRACTS AND COMPENSATORY
                             PLANS AND ARRANGEMENTS

        The foregoing exhibits include the following management contracts and compensatory plans and arrangements:

                                   10.2    Employment Agreement dated December 22, 1993 by and between
                                           British Trimmings and A.W. Laughton (4)

                                   10.3    Employment Agreement dated December 22, 1993 by and between
                                           British Trimmings and C.V. Balakrishnan(4)

                                   10.17   1993 Stock Option Plan (2)

                                   10.36   1994 Employee Stock Purchase Plan (5)

                                   10.37   Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (4)

                                   10.61   Stock Election Plan for Non-Employee Directors (6)

                                   10.65   Employment Agreement dated February 15, 1991 between Simplicity
                                           Holdings, Inc. and Louis S. Oltman (filed herewith)

                                   10.66   Letter Agreement dated May 4, 1998 between Simplicity Pattern Co.
                                           Inc. and Louis S. Oltman (filed herewith)

                                   10.67   Executive Severance Policy for Simplicity Capital Corporation,
                                           Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (filed herewith)




     (1) Incorporated herein by reference to the exhibit designated by the same number in the Company's Current Report on Form 8-K filed with the Commission on July 6, 1998

     (2) Incorporated herein by reference to the exhibit designated by the same number in the Company's Registration Statement on Form SB-2 (Registration No. 33-71296)

     (3) Incorporated herein by reference to the exhibit designated by the same number in the Company's Quarterly Report on Form 10-QSB for the quarterly period ended April 1, 1995

     (4) Incorporated herein by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-KSB for the fiscal year ended July 1, 1995

     (5) Incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (Registration No. 33-85518)

     (6) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-20671)

     (7) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997

     (8) Incorporated by reference to the exhibit designated by the same number in the Company's Current Report on Form 8-K filed with the Commission on December 11, 1997