Form 10-Q
period 1998-09-26
CONSO PRODUCTS CO
filed 1998-11-12
CIK 914448

THIS  DOCUMENT  IS A COPY OF THE FORM 10Q  FILED ON  NOVEMBER  12, 1998
        PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D.C. 20549
                                          FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 26, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998:

                               Common Stock, no par value 7,354,624 shares.

                                TABLE OF CONTENTS

                Part I.      Financial Information
                           Consolidated Balance Sheets (unaudited) as of
                            .........September 26, 1998 and June 27, 1998


                             Consolidated Statements of Operations (unaudited)

                             .........for the three months ended
                                      September 26, 1998
                             .........and September 27, 1997

                             Consolidated Statements of Shareholders' Equity
                            .........(unaudited) for the three months ended

                             .........September 26, 1998

                        Consolidated Statements of Cash Flows(unaudited)for
                            .........the three months ended September 26, 1998

                             ......... and September 27, 1997

                             Notes to Consolidated Financial Statements

                             Item 2...Management's Discussion and Analysis of

                             .........Financial Condition and Results of
                                      Operations

                Part II.     Other Information


                             Item 6...Exhibits and Reports on Form 8-K

                Signatures

PART I       FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS.

                             CONSO PRODUCTS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                           September 26, 1998 June 27, 1998
                        ASSETS
                        CURRENT ASSETS:
                          Cash                                                $    613,022     $  2,332,987
                          Accounts receivable, net of allowances for
                            bad debts and customer deductions of
                            $1,300,841 and $1,352,246 on September 26 1998

                            and June 27, 1998, respectively.                    23,276,215      22,754,848
                          Inventories (Note 3)                                  30,560,097      30,358,201
                          Deferred income taxes - current portion                1,634,764       1,396,725
                          Prepaid expenses and other                             3,631,547       3,780,770
                                                                              ------------     -----------
                               Total current assets                             59,715,645      60,623,531
                                                                              ------------     -----------

                        PROPERTY AND EQUIPMENT:
                          Land and improvements                                  1,476,605       1,455,422
                          Buildings and improvements                            16,276,133      15,114,190
                          Machinery and equipment                               24,531,657      23,790,937
                                                                              ------------     -----------
                               Total                                            42,284,395      40,360,549
                          Accumulated depreciation                             (11,388,129)    (10,599,298))
                               Total property and equipment, net                30,896,266      29,761,251
                                                                              ------------     -----------
                        INTANGIBLE ASSETS                                       20,189,000      20,367,102
                        DEFERRED INCOME TAXES                                    3,217,961       3,272,542
                        DEFERRED COSTS AND OTHER                                   408,345       1,667,879
                                                                              ------------     -----------
                        TOTAL ASSETS                                          $114,427,217     $115,692,305
                                                                              ============     ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        CURRENT LIABILITIES:
                          Short-term borrowings                               $    890,558     $   558,365
                          Current maturities of  long-term debt                  2,000,000       2,103,844
                          Trade accounts payable                                 6,331,011       7,561,947
                          Accrued liabilities                                   15,717,874      15,402,057
                                                                              ------------     -----------
                                 Total current liabilities                      24,939,443      25,626,213
                                                                              ------------     -----------
                        NONCURRENT LIABILITIES:
                          Long-term debt - revolving line                       21,823,950                -
                          Long-term debt - note payable                         18,106,867      42,507,750
                          Deferred income taxes                                  5,460,738         484,434
                          Other noncurrent liabilities                                           4,984,000
                                                                              ------------     -----------
                                 Total noncurrent liabilities                   45,391,555      47,976,184
                                                                              ------------     -----------
                        SHAREHOLDERS' EQUITY:
                          Preferred stock (no par, 10,000,000 shares
                            Authorized, no shares issued)                                -               -
                          Common stock (no par,  50,000,000  shares  Authorized,
                            7,384,624   and   7,324,412    shares   issued   and
                            outstanding September 26,
                        1998
                            and June 27, 1998, respectively)                    16,116,814      15,618,732
                          Retained earnings                                     27,201,640      25,760,459
                          Accumulated other comprehensive income                   777,765         710,717
                                                                              ------------    ------------
                                 Total shareholders' equity                     44,096,219      42,089,908
                                                                              ------------     -----------
                        TOTAL LIABILITIES AND SHAREHOLDERS'
                          EQUITY                                              $114,427,217     $115,692,305
                                                                              ============     ============


See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                               Three Months Ended
                       September 26,1998 September 27,1997

         NET SALES                                $ 29,387,633       $ 16,734,699
         COST OF GOODS SOLD                         17,911,825         10,612,393
                                                  ------------       ------------
         GROSS MARGIN                               11,475,808          6,122,306
                                                  ------------       ------------
          OPERATING EXPENSES:
             Distribution expense                    2,404,574            773,069
             Selling expense                         2,759,320          2,117,490
             General and administrative              3,237,572          1,412,903
                          expense
             Currency exchange loss (gain)              34,650               (544)
              Intangibles amortization                 179,000                 -
                                                  ------------       -----------
                 Total                               8,615,116          4,302,918
                                                  ------------       ------------
         INCOME FROM OPERATIONS                      2,860,692          1,819,388
         INTEREST EXPENSE, NET                         754,647            154,959
                                                  ------------       ------------
         INCOME BEFORE INCOME TAXES                  2,106,045          1,664,429
         INCOME TAX PROVISION (Note 4)                 664,864            633,462
                                                  ------------       ------------
         NET INCOME                                  1,441,181          1,030,967
         Other comprehensive income, net of
                          tax -
            Foreign translation adjustments             67,048          (237,350)

         COMPREHENSIVE INCOME                        1,508,229            793,617

         NET INCOME  PER SHARE
            (Notes 5 through 7)
            Basic                                 $       0.20       $       0.14
                                                  ============       ============
            Diluted                               $       0.20       $       0.14
                                                  ============       ============
         Weighted average number of shares
             Outstanding
             Basic                                   7,382,592          7,492,236
                                                  ============       ============
             Diluted                                 7,384,486          7,534,441
                                                  ============       ============

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                        COMPONENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                      THREE MONTHS ENDED SEPTEMBER 26, 1998


                                                    Common Stock
                                                                                           Accumulated
                                            Shares Issued and                  Retained   -------------
                                           Outstanding         Amount        Earnings         Other           Total
                                                                                          Comprehensive
                                                                                             Income
            Balance, June 27, 1998            7,324,412     $ 15,618,732   $ 25,760,459      $710,717     $ 42,089,908
            Shares issued for director            1,424            9,332                                         9,332
            fees
            Stock issued for conference
            center                            78,788          650,000                                       650,000
            Net income                                                        1,441,181                      1,441,181
            Translation adjustments                                                            67,048           67,048
            Stock repurchases                                   (161,250)                                     (161,250)
                                           ---------       -------------- ------------    -------------  --------------
                                           (20,000)
            September 26, 1998                7,384,624     $  16,116,814  $ 27,201,640      $777,765     $ 44,096,219
                                             ==========     =============  ============      ========     ============







            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended


                                                                       September 26, 1998     September 27, 1997
                 OPERATING ACTIVITIES:
                   Cash received from customers                           $ 29,700,418           $ 17,897,746
                   Cash paid to suppliers and employees                    (28,075,184)           (16,122,975)
                   Interest paid                                              (137,723)              (223,436)
                   Interest received                                           168,576                 31,908
                   Income taxes paid                                          (523,290)                17,596
                                                                          ------------           ------------
                     Net cash provided by operating activities               1,132,797              1,600,839
                                                                          ------------           ------------
                 INVESTING ACTIVITIES:
                   Purchase of property and equipment                         (938,408)              (849,352)
                   Proceeds from sale of property and equipment                                         4,000
                   Construction and equipment purchased for
                      new dyehouse, distribution center and                   (484,237)            (1,338,148)
                 expansion
                   Payments for investment in India Trimmings
                 (Private)
                     Limited                                                                         (211,035)
                  Redemption of Certificates of Deposit                       1,350,000

                  Payments for acquisition of HSDC                              31,880               (186,718)
                                                                          ------------           -------------
                     Net cash used in investing activities                     (40,765)            (2,581,253)
                                                                          ------------           -------------
                 FINANCING ACTIVITIES:
                   Net repayments under line of credit
                     Arrangements                                           (2,593,080)               714,390
                   Proceeds from issuance of common stock                        9,333                 15,965
                   Repurchases of stock                                       (161,250)
                   Translation Adjustment                                      (67,000)                     -
                                                                          -------------          ------------
                     Net cash provided by (used in) financing               (2,811,997)               730,355
                                                                          -------------          ------------
                 activities
                 (DECREASE)INCREASE IN CASH                                 (1,719,965)              (250,059)
                 CASH AT:
                   BEGINNING OF PERIOD                                       2,332,987                489,580
                                                                          ------------           ------------
                   END OF PERIOD                                          $    613,022           $    239,521
                                                                          ============           ============

                 RECONCILIATION OF NET INCOME TO NET
                   CASH PROVIDED BY OPERATING ACTIVITIES:
                   Net income                                             $  1,441,181           $  1,030,967
                   Adjustments to reconcile net income to net cash
                     Provided by operating activities:
                     Depreciation                                              748,425                478,149
                     Amortization of deferred expenses                         192,587                 14,600
                     Provision for deferred taxes                             (129,132)              (105,301)
                     Currency translation gain                                  35,046                   (544)
                   Changes in assets and liabilities:
                     Accounts receivable                                      (289,364)               595,153
                     Inventory                                                  56,198               (635,643)
                     Prepaid expenses and other                                 (7,516)              (221,391)
                     Trade accounts payable                                 (1,253,897)              (182,297)
                      Income Tax Payable
                                                                               263,632
                     Accrued liabilities                                        75,637                627,146
                 NET CASH PROVIDED BY OPERATING
                     ACTIVITIES                                           $  1,132,797           $  1,600,839
                                                                          ============           ============

            See notes to unaudited consolidated financial statements

                             CONSO PRODUCTS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 26, 1998


1.  CONSOLIDATION AND NEW ACCOUNTING STANDARDS

    The financial statements are unaudited and include the accounts of the Company, and its wholly-owned subsidiaries, Simplicity Capital Corporation and its subsidiaries, British Trimmings Limited and its subsidiaries, India Trimmings Limited, and Conso's majority-owned subsidiary Val-Mex, S.A. de C.V., which operates Conso's Juarez, Mexico assembly plant.

    The British Trimmings Limited and Simplicity's foreign subsidiaries balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as published in the Wall Street Journal. Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average of the month-end exchange rates in effect during the period. The resulting currency translation adjustments are accumulated and reported as a separate component of shareholders' equity. From time to time the US parent company loans or is loaned amounts from its foreign subsidiaries. It is the Company's policy that such amounts are repayable or receivable in the foreign currency of the subsidiary. Translation gains and losses on such amounts due to foreign subsidiaries and all exchange gains and losses on realized foreign currency transactions are included in the consolidated results of operations. The India Trimmings and Val-Mex subsidiaries' operations are not significant in relation to the Company's operations. All significant inter-company accounts and transactions and profit and loss on inter-company transactions are eliminated in consolidation.

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", in the quarter ended December 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earning per share. Unlike primary earning per share, basic earning per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earning per share is very similar to the previously reported fully diluted earning per share. The prior years earnings per share amounts have been restated for the implementation of SFAS 128.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, " Reporting Comprehensive Income", which is effective for the Company for the fiscal year beginning June 28, 1998. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains, unrealized foreign currency translation gains, and losses on available-for-sale securities) be reported in a format similar to the statement of income and retained income. The accumulated balance of other comprehensive income is disclosed separately from retained income in the equity section of the balance sheet.

    Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company for the fiscal year beginning June 28, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increase in disclosures, if any, will be required beyond that already reported in its financial statements.

    In February 1998, the FASB issued SFAS 132, "Employers' Disclosure About Pension and Other Postretirement Benefits - an Amendment of FASB No. 87,88, and 106." SFAS 132 revises disclosures about pensions and other postretirement benefit plans. SFAS 132 is effective for the Company for the fiscal year beginning June 28, 1998.

2.  INTERIM PERIOD FINANCIAL STATEMENTS

    The unaudited consolidated financial statements for the three months and nine months ended September 26, 1998 and September 27, 1997 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending July 3, 1999.See note 1 to the consolidated financial statements for the year ended June 27,1998, for disclosure of significant accounting policies followed by the Company.

    The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three months periods ended September 26, 1998 and September 27, 1997 each include 13 weeks. Certain previously reported amounts have been reclassified to conform with the current year presentation.

3. INVENTORIES The composition of inventories at September 26, 1998 and June 27,
1998 was as follows:

                                                            September 26, 1998      June 27, 1998
                                     Raw Materials               $ 8,666,749        $ 8,013,942
                                     Work-In-Process               4,788,807          5,115,817
                                     Finished Goods               17,104,541         17,228,442
                                                                 -----------         ----------
                                     Totals                      $30,560,097        $30,358,201
                                                                 ===========        ===========

4.  INCOME TAXES

    The Company did not record any additional Jobs Tax Credits since there were no increases in employment in South Carolina in the current year's first quarter. The effective tax rate was positively effected by the recording of foreign credits of $288,000, avialable in recent tax filing period.

5.  STOCK OPTIONS

    On September 5, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2,775, 800, 1,200, 1,200, 2,625, 825 and 825 options were exercised on September 18, 1996, October 28, 1996, January 27, 1997, February 28, 1997, May 23,1997, July 28, 1997 and October 16, 1997,
respectively. The options were granted at $6.67 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock splits.) See the notes of the consolidated financial for the year ended June 27,1998.

    On September 5, 1996, September 5, 1997, and August 21, 1998 the Company granted additional options to certain key employees to purchase an aggregate of 79,500, 21,000, and 46,000 shares, respectively, of the Company's common stock under its 1993 Stock Option Plan. The options were granted at $11.00, $10.30, and $7.00 per share, respectively, and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. (All amounts have been adjusted for the 3-for-2 stock split.) See the notes of the consolidated financial for the year ended June 27,1998

    In fiscal year 1997, the Company adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Accordingly, the Company applies APB Opinion 25 and related interpretations for its stock option plans, and does not recognize compensation cost for the incentive stock options referred to above. If the Company had elected to recognize compensation cost based on fair value of the options granted at the grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below:

                               Three Months Ended
                      September 26, 1998September 27, 1997
         Net income - as reported                    $1,441,181        $1,030,967
         Less compensation per FAS 123                (23,541)            (25,391)
                                                     -        -------  ----------

         Net income - as proforma                    $  1,417,640      $ 1,005576
                                                     ==============    ==========
         Net income per share - as reported          $     0.20        $     0.14
                                                     ==========        ==========
         Net income per share - as proforma          $     0.19        $     0.13
                                                     ==========        ==========
         Net income per share - assuming
           dilution - as reported                    $     0.20        $     0.14
                                                     ==========        ==========
         Net income per share - assuming
         dilution
           - as proforma                             $     0.19        $     0.13
                                                     ==========        ==========
         Weighted average number of shares
           Outstanding                               7,382,,592         7,492,236
         Options assumed to be exercised                 76,225           165,547
         Shares assumed to be repurchased
           ((76,225 shares x $6.67)/$6.84)              (74,331)
           ((82,717 shares x $6.67)/$11.83)                               (46,638)
           ((77,522 shares x $11.00)/$11.83)                              (72,083)
           ((5,308 shares x $10.30)/$11.83)                                (4,621)
         Weighted average number of shares
           outstanding - assuming dilution            7,384,486         7,534,441
                                                     ==========        ==========

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions (for options issued in years):

                                                                FY 1999       FY 1998      FY 1997       FY 1996
                                                             ------------  ------------ ------------  ----------
                           Expected dividend yield                 None          None         None          None
                           Expected stock price volatility        56.02%        37.59%       33.92%        25.51%
                           Risk-Free interest rate                  4.59%        5.81%        6.72%         6.04%
                           Expected life of options             3.2 years     3.2 years    3.2 years     3.2 years

    The weighted average fair values of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 are $4.36, $4.56 and $2.32 per share, respectively. (All amounts above have been adjusted to reflect the 3-for-2 stock splits issued on October 4, 1996 and October 6, 1995.)

6.  DIRECTORS  STOCK ELECTION PLAN

    In January 1997, the Company established a Stock Election Plan for Non-Employee Directors whereby non-employee directors may elect to receive their director compensation in common stock in lieu of cash payments. The plan permits the award of up to 25,000 shares of the Company's stock in lieu of director compensation. During the quarter ended September 26, 1998, 1,424 shares were issued in accordance with directors' elections. The compensation related to shares issued under this plan is not material.

7.   STOCK  REPURCHASE

    On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares. The state of South Carolina (the state of incorporation of the Company) defines reacquired shares as having been retired. Accordingly, the repurchases have been accounted for using the constructive retirement method, consistent with the Business Corporation Act. The following repurchases had been made as of September 26, 1998:




                                                                           NUMBER                REPURCHASED
                                               REPURCHASE DATES     OF SHARES REPURCHASED     DOLLAR VALUE PER      TOTAL COST OF
                                                                                                    SHARE              SHARES
                                             --------------------- ------------------------ ---------------------- ----------------




                                                 Prior Year               173,000                   $8.085         $1,398,750
                                                   7/20/98                 20,000                    8.063             161,250
                                                                       ----------                                  -----------
                                                                          193,000                                  $1,560,000
                                                                       ==========                                  ==========

    Repurchases may be made from time to time depending upon market conditions. The Company's Executive Committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon the timing and amount of repurchases.

8.   BUSINESS ACQUISITIONS

    Simplicity Pattern Company - On June 19, 1998, the Company acquired all the outstanding common stock of Simplicity Capital Corporation (Simplicity), parent company of Simplicity Pattern Co., Inc. (the operating company). The consideration paid was $33,600,000 (consisting of the cash purchase price and transaction expenses) plus the assumption of certain of Simplicity's liabilities, for a total purchase price of $54,265,000, in a transaction accounted for in accordance with the purchase method of accounting. The balance sheet effect of this transaction was recorded on June 19, 1998.

9.       RELATED PARTY TRANSACTIONS

       In July, the Company purchased real property owned jointly by Mr. and Ms. Findlay for use as a conference center in exchange for shares of the Company's common stock. The company issued 78,788 shares of common stock to Mr. and Ms. Findlay jointly as consideration for the acquisition of the real property. Such consideration was based upon a closing price of the common stock of $8.25 on July 1, 998 at value of $650,000 (the Findlay's cost basis in the real property). Capital expenditures for the first quarter, excluding the dyehouse project and the purchase of the Conso Conference Center were $654,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, including the financial information and management's discussion contained or incorporated by reference therein.



HISTORICAL RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 26, 1998 COMPARED TO THE QUARTER ENDED SEPTEMBER 27, 1997.

Net sales for the quarter ended September 26, 1998, were $29.4 million, up from the prior year's first quarter sales of $16.7 million or 75.6%. Conso Products US was up $612,000 or 5.0%, while British Trimmings decreased $465,000 or 10.1%.

Sales for the first quarter by customer type were as follows:

         Manufacturers                      $  6,756,000        23.0%                up       2.5%
         Distributors                           7,106,000       24.2%               down      3.9%
         Retailers - Conso US and BT            3,020,000       10.3%                up       9.9%
         Retailers - Simplicity               12,506,000        42.5%                new       -
                                              ----------        -----
         Total                              $29,388,000       100.0%                 up       75.6%

Sales to manufacturers increased in the first quarter, up 2.5% overall; up 9.5% in the US and down 3.6% in the UK. In the UK, sales to manufacturers and other customer groups continues to be hampered by the strength of the British pound, a weak UK economy and the additional costs of production delays with the implementation of inventory and production systems in the UK. A newly established sales team is focusing on winning this business back, but with the strength of the pound giving an advantage to certain competition, it is proving to be a slower process than had been anticipated.

Sales to distributors were down 3.9%, with Conso Products US up 5.3% and British Trimmings down 7.2%. The weakness in sales at British Trimmings was due to a drop in sales to the reupholster wholesalers and from price pressure from suppliers in Spain and Belgium from a strong British Pound.

Sales to retailers for Conso Products US and British Trimmings were up 9.9% overall, up 21.2% at Conso Products US and down 12.4% at British Trimmings. The increase was due in part to the establishment of a trim program for a major store retail chain in the fourth quarter of fiscal 1998 and continuing forward from that time.

Overall the performance for the quarter at Conso Products US was very positive. The performance at British Trimmings continued to be disappointing. In light of the performance at British Trimmings, management will be taking advantage of Simplicity's distribution channel and work together with Simplicity sales management and personnel in the UK and other foreign countries to establish new and improved relationships with customers working in the distributor and retail segments.

The most substantial increase in revenues during the quarter came from the acquisition of Simplicity. This acquisition provided $12.5 million dollars in additional revenue and propelled the companies smallest segment (retail) to its largest. With the addition of Simplicity, the company will focus on cross-merchandising and marketing opportunities to promote increased sales of patterns and products.
 Comparable international sales (excluding the newly purchased Simplicity) from the US and UK (the Company's major sales regions), for the first quarter increased 15.1% to $2.3 million, from $2.0 million in the prior year's same quarter. With Simplicity's $1.3 million in sales outside the US and UK, export sales totaled $3.6 million, accounting for 12.3% of company wide revenues, compared to 11.9% in the prior year. Sales outside the US and UK, by geographic region, were as follows:


Conso Products US and British Trimmings Export Sales          % of sales
         Western Hemisphere                 $  1,256,000         4.3%            up     38.2%
         Europe and Middle East                    690,000       2.3%            up     18.4%
         Pacific Rim                               343,000       1.2%          down     31.2%
                                            --------------       ----
         Total                                  2,289,000        7.8%            up     15.1%
                                              -----------        ----
Simplicity
         Western Hemisphere                        552,000       1.9%           new       -
         Europe and Middle East                      77,000      0.3%           new       -
         Pacific Rim                               693,000       2.4%           new       -
         Total                                  1,322,000        4.5%           new       -
                                            -------------        ------
Company total                               $  3,611,000       12.3%             up     81.5%

The Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region. Despite this decline, exports (outside of the US and UK) grew 81.5% due to the acquisition of additional export sales with the purchase of Simplicity.

As a result of the increased revenues, the Company's gross margin increased from $6.1 million to $11.5 million, a $5.4 million or 87.4% improvement. As a percent of sales, the gross margin increased from 36.6% in the prior year's first quarter, to 39.0% in the current year's first quarter. The main reason for the increase in the margin dollars and percent of sales was attributable to the acquisition of Simplicity, with a gross margin of 45.2% for the current quarter. At Conso Products US, and BT, the gross margin declined 0.5% and 7.5%, respectively.

At Conso  Products  US,  sales to  manufacturers  continued  to be  affected  by increased competition, domestically and from lower-cost imports of certain items. In some cases, product volume has been maintained but at the expense of margin, due to product reformulations and reductions in pricing to meet the competition. Even so, the margin dollars during the quarter increased for Conso Products US by 3.2% as a result of the 5.0% increase in revenues. The Company began production in India in January 1998 to compete with lower cost imports and has established special teams to provide more focused support to the manufacturing groups. As the India Trimmings operation continues to move beyond its initial start-up period and increase the number and amount of products it is producing, the Company may experience some additional contribution to margin improvement coming from these operations. In addition, the Company implementing plans to better utilize sales personnel and cost reviews to improve the British Trimming's operation.

Distribution expenses increased $1.6 million from $773,000 to $2,405,000, and from 4.6% of sales to 8.2% of sales. The cause for the increase in expense is a result of the acquisition of Simplicity, with distribution costs of 12.7% of its net sales. At Conso Products US, distribution expenses increased approximately $69,000 from 3.9% to 4.3% of sales, primarily as a result of the increased depreciation expense on the new warehouse facility in Union, SC. Distribution expenses decreased $22,000 at British Trimmings, but increased as a percent of sales from 6.4% to 6.6% due to weaker sales results.

Selling expenses increased $642,000, but declined as a percent of sales, from 12.7% to 9.4%. The acquisition of Simplicity added $900,000 of selling expenses at 8.4% of its net sales. At Conso Products US, selling expenses declined approximately $26,000 from 11.6% to 10.9% of net sales, and at British Trimmings, selling expenses declined $200,000 from 15.4% of net sales to 12.3%, through continued focus on cost reduction opportunities.

General and administrative costs increased $2,038,863, including increases for currency translation losses of $35,000 and amortization of $179,000 on intangible assets acquired in the Simplicity purchase. As a percent of sales, and primarily as a result of the Simplicity acquisition, general and administrative costs increased from 8.4% of net sales to 11.7% of net sales. Simplicity added $2.3 million in general and administrative costs (including the amortization of intangibles), coming in at 18.1% of its net sales. Conso Products US general and administrative costs increased $61,000, net of the translation losses, and declined from 7.8% to 6.9% of its net sales, while British Trimmings' same costs declined $171,000 from 10.2% to 7.2% of its net sales. The British Trimmings reduction comes from reduced personnel levels and lower legal fees.

As a result of the change in margin, operating costs and the Simplicity acquisition, operating income increased $1.0 million or 57.2%. Of the increase, $932,000 was due to the Simplicity acquisition. Conso Products US operating income increased $170,000, while British Trimmings declined $61,000.

Interest expense increased substantially due to the increase in debt to acquire the Simplicity business, while the effective tax rate was favorably affected by a one time tax benefit from the recording of foreign tax credits available in relation to recent tax filings. This additional income was partially offset by the write-off of inventory margin recorded to mark inventory to market in connection with the Simplicity acquisition and as required by purchase accounting.

As a result of the increase in sales, the acquisition of Simplicity, the monitoring of costs, and the changes in interest expense and taxes, net income increased $410,000 or 39.8%, from $1.0 million to $1.4 million. This gain in net income resulted in an earnings per share increase of $0.06 on a historical basis, from $0.14 per share in the prior year's first quarter, to $0.20 per share for the current year's first quarter. Of the increase, $355,000 came from the addition of Simplicity to the Conso Products family. An increase in losses at British Trimmings of $87,000, or $0.01 per share, from $0.03 loss per share in the prior year's same quarter, to $0.04 loss per share in the current quarter, was offset by more favorable results from Conso Products US, which increased $142,000 or $0.02 per share, from $0.17 per share in the prior year's first quarter to $0.19 per share in the current year's quarter.


LIQUIDITY, CAPITAL RESOUCES AND YEAR 2000.

The Company has been able to finance its operations and capital requirements through internally generated funds and bank borrowings, with the exception of the acquisition of British Trimmings in connection with the Company's IPO. Bank borrowings were increased near the end of Fiscal 1998 to finance the purchase of Simplicity. As of the fiscal 1999 first quarter end, availability was approximately $8,000,000 under the Company's revolving loan facility.

Operating cash flow decreased $468,000 for the first quarter of fiscal 1999, compared to the first quarter of fiscal 1998, primarily as a result of payments on liabilities assumed in the acquisition of Simplicity. However, operating cash flow remained strong, coming in at $1.1 million, despite these additional payments.

On November 10, 1997, the Board of Directors authorized the purchase of up to 500,000 shares of common stock. During the first quarter 20,000 additional shares were purchased bringing the total number of shares purchased to 193,000. Repurchases may be made from time to time depending upon market conditions. The Company's executive committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon market conditions and the timing and amount of repurchases deemed appropriate.

The Company has budgeted approximately $4,000,000 for the construction of a new dyehouse and related equipment. Approximately $3.5 million dollars had been spent on this project as of the end of the first quarter, with $500,000 remaining to be spent. In July, the Company purchased real property owned jointly by Mr. and Ms. Findlay for use as a conference center in exchange for shares of the Company's common stock. The company issued 78,788 shares of common stock to Mr. and Ms. Findlay jointly as consideration for the acquisition of the real property. Such consideration was based upon a closing price of the common stock of $8.25 on July 1, 998 at value of $650,000 (the Findlay's cost basis in the real property). Capital expenditures for the first quarter, excluding the dyehouse project and the purchase of the Conso Conference Center were $654,000. Approximately $2.9 million is budgeted for the remainder of the fiscal year ended 1999 for ongoing (non-dyehouse or special project related) capital expenditures.

The Company has performed an initial, high-level evaluation of its "Year 2000" ("Y2K") issues, (and more detailed evaluations in connection with its five-phased program for Y2K compliance discussed below), and believes that they will be resolved through the purchase of certain new hardware and software, and modifications of existing software, at an estimated total cost of $750,000. The cost of Y2K modifications to existing software is being expensed. The purchases of new Y2K compliant hardware and software are providing significant additional benefits to the Company and are being capitalized. Many of these purchases, anticipated for the future, have been accelerated as a result of the Y2K issues.

As discussed in the Company's Form 10-K filing for the fiscal year ended 1998, the Company is on schedule with its five-phased program for Y2K compliance. Phase 1 is identifying system with Y2K issues. Phase 2 is the development of action plans for Y2K compliance. Phase 3 is the implementation of action plans through the modification or replacement of all necessary hardware and software in time for adequate testing, and implementation to avoid Y2K issues. Phase 4 is the testing phase, and Phase 5 is the final and implementation phase.

The Company has budgeted $500,000 of capital expenditures to address the remaining Y2K issues. Most of this amount remains to be spent. Expenditures to date have consisted primarily of labor to modify existing systems, of which approximately $25,000 has been expensed in the current quarter. Except for a few personal computers, the Company has achieved 100% Y2K compliance for Conso Products US ahead of its implementation schedule. While the company is in Phase 1 for certain facility systems (e.g. security systems) at its British Trimmings location, the company has made significant progress with the modification of its primary operational systems during the current quarter, under phase 3 of its Y2K plan. As a result of this progress, the Company remains on track to achieve 100% Y2K compliance at its British Trimmings location by December 1998. Subsequent to the first quarter, and prior to the filing of this report, it was determined that the hardware at Simplicity, which runs the software for order entry, invoicing, inventory control and manufacturing would be replaced by the purchase of additional hardware, to meet Y2K compliance at a cost estimated to be less than the amount originally budgeted. The software has already been modified to handle a four digit date format. It is anticipated that the hardware will be installed, software ported to the new hardware, tested, and placed in operations by June 30, 1999. Certain systems (other than those related to order entry, inventory control or manufacturing) are currently in Phase 2 of the company's plan. Based on all progress so far, the Company does not anticipate any problems achieving 100% Y2K compliance for its Simplicity operations by June 30, 1999, at this time.

Due to the Company's progress thus far, and the limited number of programs and embedded technology that are affected by date functionality, the Company's contingency plan for non-compliance consists primarily of the use of additional labor including the use of overtime to handle items with Y2K issues manually (which would normally be handled by the computer). Were the Company not able to achieve timely Y2K compliance, there could be some material impact on the business from, for example, increased labor costs. Significant changes in the availability of labor and resources to fulfill the Company's contingency plan could have a further negative impact on the business. However, having achieved full implementation and compliance at Conso Products US, and considering the status of the Y2K plan as it relates to BT and Simplicity, it is management's opinion that the Company will achieve compliance in adequate time to avoid Y2K issues.

The Company believes that cash generated by operations and available for borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements (including requirements to address the Y2K issues). For the foreseeable future, excluding possible acquisition of other business, based on the Company's financial position, the Company believes that it will be able to obtain any additional financing necessary to fund its planned long-term growth and expansion. Such additional financing may include long-term debt or equity; however, the Company has not yet made arrangements for such additional financing.

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


PART II       OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

       27Financial Data Schedule

(b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 26, 1998.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                     CONSO PRODUCTS COMPANY

Dated:  November 12, 1998                             By: /s/ David B. Dechant
                                                          --------------------
    Name:      David B. Dechant
    Title:     Chief Accounting Officer

Dated:  November 12, 1998                           By: /s/ Gilbert G. Bartell
                                                        ----------------------
     Name:     Gilbert G. Bartell
     Title:    Chief Financial Officer and
               Vice President of Finance/Treasurer