Form 10-Q
period 1998-12-26
CONSO PRODUCTS CO
filed 1999-02-09
CIK 914448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 26, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from        to
                                                 ------    ------

                         Commission file number: 0-22942


                         CONSO INTERNATIONAL CORPORATION
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                South Carolina                                              57-0986680
                --------------                                              ----------
         (State or other jurisdiction of                                  (I.R.S. Employer
         incorporation or organization)                                  Identification No.)

513 North Duncan Bypass, P.O. Box 326, Union, South Carolina                 29379
------------------------------------------------------------                 -----
         (Address of principal executive offices)                          (Zip Code)

                                  864/427-9004
                                  ------------
              (Registrant's telephone number, including area code)

                             CONSO PRODUCTS COMPANY
                             ----------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 9, 1999:

                  Common Stock, no par value 7,331,092 shares.

                               Page 1 of 18 pages

                                   TABLE OF CONTENTS

Part I.          Financial Information                                                           Page No.
                 Item 1.     Financial Statements
                             Consolidated Balance Sheets (unaudited) as of
                             December 26, 1998 and June 27, 1998                                   3

                             Consolidated Statements of Operations (unaudited)
                             for the three months and six months ended December 26, 1998
                             and December 27, 1997                                                 4

                             Consolidated Statements of Shareholders' Equity and
                             Components of Comprehensive Income (unaudited) for the
                             three months and six months ended December 26, 1998                   5

                             Consolidated Statements of Cash Flows (unaudited) for
                             the six months ended December 26, 1998 and
                             December 27, 1997                                                     6

                             Notes to Consolidated Financial Statements                            7

                 Item 2.     Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                        11

Part II.         Other Information

                 Item 4.     Submission of Matters to a Vote of  Securityholders                  18

                 Item 6.     Exhibits and Reports on Form 8-K                                     18

Signatures                                                                                        18

PART I       FINANCIAL INFORMATION

             ITEM 1.         FINANCIAL STATEMENTS

                         CONSO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        December 26, 1998     June 27, 1998
                                                        -----------------     -------------
ASSETS
CURRENT ASSETS:
  Cash                                                    $     406,000       $   2,333,000
  Accounts receivable, net of allowances for
     bad debts and customer deductions of
     $1,400,042 and $1,352,246 at December 26, 1998
     and June 27, 1998, respectively                         21,842,000          22,755,000
  Inventories (Note 3)                                       30,220,000          30,358,000
  Deferred income taxes - current portion                     2,571,000           1,397,000
  Prepaid expenses and other                                  3,737,000           3,781,000
                                                          -------------       -------------
       Total current assets                                  58,776,000          60,624,000
                                                          -------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                       1,507,000           1,455,000
  Buildings and improvements                                 16,997,000          15,114,000
  Machinery and equipment                                    25,403,000          23,791,000
                                                          -------------       -------------
       Total                                                 43,907,000          40,360,000
  Accumulated depreciation                                  (12,530,000)        (10,600,000)
                                                          -------------       -------------
       Total property and equipment, net                     31,377,000          29,760,000
                                                          -------------       -------------

OTHER ASSETS:
  Intangible assets                                          20,008,000          20,367,000
  Deferred income taxes                                       1,962,000           3,273,000
  Deferred costs and other assets                               307,000           1,668,000
                                                          -------------       -------------
       Total other assets                                    22,277,000          25,308,000
                                                          -------------       -------------

TOTAL ASSETS                                              $ 112,430,000       $ 115,692,000
                                                          =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                   $     289,000       $     558,000
  Current maturities of  long-term debt                       2,000,000           2,104,000
  Trade accounts payable                                      6,331,000           7,562,000
  Accrued liabilities                                        13,586,000          15,402,000
                                                          -------------       -------------
       Total current liabilities                             22,206,000          25,626,000
                                                          -------------       -------------

NONCURRENT LIABILITIES:
  Long-term debt - revolving line                            21,724,000          24,508,000
  Long-term debt - note payable                              17,500,000          18,000,000
  Deferred income taxes                                         488,000             484,000
  Other noncurrent liabilities                                4,940,000           4,984,000
                                                          -------------       -------------
       Total noncurrent liabilities                          44,652,000          47,976,000
                                                          -------------       -------------

SHAREHOLDERS' EQUITY:
  Preferred stock (no par, 10,000,000 shares
     authorized, no shares issued)                                    -                   -
  Common stock (no par, 50,000,000 shares
     authorized, 7,331,092 and 7,324,412
     shares issued and outstanding December 26, 1998
     and June 27, 1998, respectively)                        15,784,000          15,619,000
  Retained earnings                                          29,081,000          25,760,000
  Accumulated other comprehensive income                        707,000             711,000
                                                          -------------       -------------
       Total shareholders' equity                            45,572,000          42,090,000
                                                          -------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                 $ 112,430,000       $ 115,692,000
                                                          =============       =============



            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             Three Months Ended               Six Months Ended
                                             ------------------               ----------------
                                     December 26,1998 December 27,1997 December 26,1998 December 27,1997
                                     ---------------- ---------------- ---------------- ----------------
NET SALES                              $30,116,000      $18,978,000      $59,504,000      $35,713,000
COST OF GOODS SOLD                      17,604,000       12,490,000       35,516,000       23,103,000
                                       -----------      -----------      -----------      -----------
GROSS MARGIN                            12,512,000        6,488,000       23,988,000       12,610,000
                                       -----------      -----------      -----------      -----------
OPERATING EXPENSES:
    Distribution expense                 2,288,000          861,000        4,692,000        1,634,000
    Selling expense                      2,793,000        2,059,000        5,553,000        4,177,000
    General and administrative
     expense                             3,193,000        1,044,000        6,430,000        2,457,000
    Currency exchange loss (gain)           33,000           41,000           68,000           40,000
    Intangibles amortization               179,000                -          358,000                -
                                       -----------      -----------      -----------      -----------
        Total                            8,486,000        4,005,000       17,101,000        8,308,000
                                       -----------      -----------      -----------      -----------
INCOME FROM OPERATIONS                   4,026,000        2,483,000        6,887,000        4,302,000
INTEREST EXPENSE, NET                      770,000          274,000        1,525,000          429,000
                                       -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES               3,256,000        2,209,000        5,362,000        3,873,000
INCOME TAX PROVISION (Note 5)            1,376,000          924,000        2,041,000        1,557,000
                                       -----------      -----------      -----------      -----------
NET INCOME                             $ 1,880,000      $ 1,285,000      $ 3,321,000      $ 2,316,000
                                       ===========      ===========      ===========      ===========

NET INCOME  PER SHARE
   (Notes 6 through 8)
   Basic                               $      0.26      $      0.17      $      0.45      $      0.31
                                       ===========      ===========      ===========      ===========
   Diluted                             $      0.26      $      0.17      $      0.45      $      0.31
                                       ===========      ===========      ===========      ===========
Weighted average number of shares
    Outstanding
    Basic                                7,349,000        7,494,000        7,369,000        7,493,000
                                       ===========      ===========      ===========      ===========
    Diluted                              7,349,000        7,517,000        7,369,000        7,524,000
                                       ===========      ===========      ===========      ===========






            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                       COMPONENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                      THREE MONTHS ENDED DECEMBER 26, 1998

                                                                      Common Stock
                                                                      ------------
                                                                                                          Accumulated     Total
                                             Comprehensive   Shares Issued                   Retained        Other     Shareholders'
                                                 Income     and Outstanding     Amount       Earnings    Comprehensive    Equity
                                                                                                            Income
Balance, September 26, 1998                   $       -0-      7,384,624     $ 16,117,000  $ 27,201,000   $   778,000   $44,096,000
Shares issued in lieu of cash payment of
director  fees                                                     1,468            9,000                                     9,000
Net income                                      1,880,000                                     1,880,000                   1,880,000
Translation adjustments and other
comprehensive income                              (71,000)                                                    (71,000)      (71,000)
Stock repurchases                                                (55,000)        (342,000)                                 (342,000)
                                              -----------     ----------     ------------  ------------   -----------   -----------
December 26, 1998                             $ 1,809,000      7,331,092     $ 15,784,000  $ 29,081,000   $   707,000   $45,572,000
                                              ===========     ==========     ============  ============   ===========   ===========


               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                       COMPONENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                       SIX MONTHS ENDED DECEMBER 26, 1998

                                                                      Common Stock
                                                                      ------------
                                                                                                       Accumulated     Total
                                           Comprehensive   Shares Issued                   Retained        Other     Shareholders'
                                               Income     and Outstanding     Amount       Earnings    Comprehensive    Equity
                                                                                                          Income
Balance, June 27, 1998                      $       -0-    7,324,412       $ 15,619,000  $25,760,000      $ 711,000   $ 42,090,000
Shares issued in lieu of cash payment of
director fees                                                  2,892             18,000                                     18,000
Stock issued for conference center                            78,788            650,000                                    650,000
Net income                                    3,321,000                                    3,321,000                     3,321,000
Translation adjustments and other
comprehensive income                             (4,000)                                                     (4,000)        (4,000)
Stock repurchases                                            (75,000)          (503,000)                                  (503,000)
                                            -----------    ---------       ------------  -----------      ---------   ------------
December 26, 1998                           $ 3,317,000    7,331,092       $ 15,784,000  $29,081,000      $ 707,000   $ 45,572,000
                                            ===========    =========       ============  ===========      =========   ============





            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                        ----------------

                                                              December 26, 1998   December 27, 1997
                                                              -----------------   -----------------
OPERATING ACTIVITIES:
   Cash received from customers                                  $ 60,474,000       $ 37,458,000
   Cash paid to suppliers and employees                           (52,062,000)       (32,840,000)
   Interest paid                                                   (1,675,000)          (448,000)
   Interest received                                                  151,000             68,000
   Income taxes paid                                               (2,325,000)        (1,613,000)
                                                                 ------------       ------------
       Net cash provided by operating activities                    4,563,000          2,625,000
                                                                 ------------       ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment                              (1,369,000)          (728,000)
   Proceeds from sale of property and equipment                             -              3,000
   Construction and equipment purchased for
      new dyehouse, distribution center and expansion                (914,000)        (2,635,000)
   Redemption of Certificates of Deposit                            1,350,000                  -
   Costs of Acquisitions/Organization Expenses                     (1,246,000)          (270,000)
                                                                 ------------       ------------
       Net cash used in investing activities                       (2,179,000)        (3,630,000)
                                                                 ------------       ------------
FINANCING ACTIVITIES:
   Net repayments under line of credit
     arrangements                                                    (376,000)           781,000
   Principal payments on long-term debt                            (3,354,000)                 -
   Proceeds from issuance of common stock                              18,000             28,000
   Repurchases of stock                                              (503,000)                 -
   Translation Adjustment                                             (96,000)                 -
                                                                 ------------       ------------
        Net cash provided by (used in) financing activities        (4,311,000)           809,000
                                                                 ------------       ------------
(DECREASE) INCREASE IN CASH                                        (1,927,000)          (196,000)
CASH AT:
       BEGINNING OF PERIOD                                          2,333,000            490,000
                                                                 ------------       ------------
       END OF PERIOD                                             $    406,000       $    294,000
                                                                 ============       ============
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                    $  3,321,000       $  2,316,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                                  1,357,000          1,043,000
      Amortization of deferred expenses                               360,000             28,000
      Provision for deferred taxes                                          -             33,000
      Currency translation gain                                             -             (3,000)
      Disposal of fixed assets                                              -             (1,000)
    Changes in assets and liabilities:
      Accounts receivable                                             973,000            502,000
      Inventory                                                       227,000           (140,000)
      Prepaid expenses and other                                       74,000           (348,000)
      Income Tax Receivable                                           138,000           (132,000)
      Trade accounts payable                                       (1,249,000)          (918,000)
      Income Tax Payable                                             (282,000)          (799,000)
      Accrued liabilities                                            (356,000)         1,044,000
                                                                 ------------       ------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                    $  4,563,000       $  2,625,000
                                                                 ============       ============



            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 26, 1998


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

The British Trimmings Limited and Simplicity's foreign subsidiaries balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as published in the Wall Street Journal. Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average of the month exchange rates. The resulting currency translation adjustments are accumulated and reported as a separate component of shareholders' equity. From time to time the US parent company loans or is loaned amounts from its foreign subsidiaries. It is the Company's policy that such amounts are repayable or receivable in the currency of the subsidiary. Translation gains and losses on such amounts due to foreign subsidiaries and all exchange gains and losses on realized foreign currency transactions are included in the consolidated results of operations. The India Trimmings and Val-Mex subsidiaries' operations are not significant in relation to the Company's operations. All significant inter-company accounts and transactions and profit and loss on inter-company transactions are eliminated in consolidation.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", in the quarter ended December 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Prior years earnings per share amounts have been restated for the implementation of SFAS 128.

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for the Company for the fiscal year beginning June 28, 1998. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains, unrealized foreign currency translation gains, and losses on available-for-sale securities) be reported in the statement of operations, statement of shareholders' equity, or in a separate disclosure. The Company has chosen to disclose these amounts in the statement of shareholders' equity and components of comprehensive income. The accumulated balance of other comprehensive income is disclosed separately from retained income in the equity section of the balance sheet.

Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company for the fiscal year beginning June 28, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments in its fiscal year end financial reports. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increase in disclosures, if any, will be required beyond that already reported in its financial statements. SFAS No. 131 does not apply to interim financial information.

In February 1998, the FASB issued SFAS 132, "Employers' Disclosure About Pension and Other Postretirement Benefits - an Amendment of FASB No. 87, 88, and 106." SFAS 132 revises disclosures about pensions and other postretirement benefit plans. SFAS 132 is effective for the Company for the fiscal year beginning June 28, 1998. The adoption of this standard will not have a material effect on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", which will be effective for all fiscal-quarters and all fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. The Company has not completed its analysis of the impact of this statement.

2.  INTERIM PERIOD FINANCIAL STATEMENTS

The unaudited consolidated financial statements for the three months and six months ended December 26, 1998 and December 27, 1997 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending July 3, 1999. See note 1 to the consolidated financial statements for the year ended June 27,1998, for disclosure of significant accounting policies followed by the Company.

The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three months and six months periods ended December 26, 1998 and December 27, 1997 each include 13 and 26 weeks, respectively. Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES The composition of inventories at December 26, 1998 and June 27, 1998 was as follows:

                                December 26, 1998     June 27, 1998
                                -----------------     -------------
       Raw Materials               $ 8,590,000        $ 8,014,000
       Work-In-Process               5,249,000          5,116,000
       Finished Goods               16,381,000         17,228,000
                                   -----------        -----------
       Totals                      $30,220,000        $30,358,000
                                   ===========        ===========

4. LONG-TERM DEBT -- NOTE PAYABLE

Effective November 1998, the Company converted its fixed rate on its term loan with NationsBank (at 7.4%) to a floating rate at 90 day LIBOR plus 1.45% (or 6.75% at December 26, 1998).

Concurrently, the Company entered into a $19.5 million interest rate swap with NationsBank for a 5-year term. Under the terms of the agreement, the Company receives interest based on the floating 90 day LIBOR rate in exchange for payments at a fixed rate (5.3%). The LIBOR based interest received under the swap agreement offsets the LIBOR portion of the interest due on the term-loan. Effectively, the interest rate swap fixes the rate of interest on the Company's term debt at a lower 6.75% rate (the 5.3% fixed under the swap plus the 1.45% over LIBOR on the term loan which is not offset under the swap) instead of the original 7.4% term-loan rate. The interest rate swap accomplishes this rate reduction while avoiding the costs of refinancing the term loan.

The interest rate swap includes a "mark-to-market" provision should the company elect to terminate the swap prior to maturity. Under this provision Conso could realize a gain or a loss depending on the interest rate conditions at the time the swap is terminated.

5. INCOME TAXES

Slower than anticipated revenue growth and ongoing management of costs is likely to result in a reduction of the average South Carolina workforce for the current year. Accordingly, the Company has recorded an additional $30,000 valuation allowance (net of Federal Tax effect) for previously recorded South Carolina Jobs Tax Credits that, more likely than not, will not be realized.

6.  STOCK OPTIONS

On September 5, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2,775, 800, 1,200, 1,200, 2,625, 825 and 825 options were exercised on December 18, 1996, October 28, 1996, January 27, 1997, February 28, 1997, May 23,1997, July 28, 1997 and October 16, 1997,
respectively. The options were granted at $6.67 per share and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. All amounts have been adjusted for stock splits.

On September 5, 1996, September 5, 1997, and August 21, 1998 the Company granted additional options to certain key employees to purchase an aggregate of 79,500, 21,000, and 46,000 shares, respectively, of the Company's common stock under its 1993 Stock Option Plan. The options were granted at $11.00, $10.30, and $7.00 per share, respectively, and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. All amounts have been adjusted for stock splits.

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

                                                    Three Months Ended                   Six Months Ended
                                           ------------------------------------ ------------------------------------
                                           December 26, 1998  December 27, 1997 December 26, 1998  December 27, 1997
                                           -----------------  ----------------- -----------------  -----------------
Net income - as reported                      $ 1,880,000       $ 1,285,000       $ 3,321,000       $ 2,316,000
Less compensation per FAS 123                     (27,000)          (31,000)          (53,000)          (63,000)
                                              -----------       -----------       -----------       -----------
Net income - as proforma                      $ 1,853,000       $ 1,254,000       $ 3,268,000       $ 2,253,000
                                              ===========       ===========       ===========       ===========
Net income per share - as reported            $      0.26       $      0.17       $      0.45       $      0.31
                                              ===========       ===========       ===========       ===========
Net income per share - as proforma            $      0.25       $      0.17       $      0.44       $      0.30
                                              ===========       ===========       ===========       ===========
Net income per share - assuming
  Dilution - as reported                      $      0.26       $      0.17       $      0.45       $      0.31
                                              ===========       ===========       ===========       ===========
Net income per share - assuming dilution
  - as proforma                               $      0.25       $      0.17       $      0.44       $      0.30
                                              ===========       ===========       ===========       ===========
Weighted average number of shares
  Outstanding                                   7,349,000         7,494,000         7,369,000         7,493,000
Options assumed to be exercised                         0            84,000                 0            97,000
Shares assumed to be repurchased
  ((83,552 shares x $6.67)/$9.16)                                   (61,000)
  ((83,486 shares x $6.67)/$10.51)                                                                      (53,000)
  ((13,038 shares x $10.30)/$10.51)                                                                     (13,000)
Weighted average number of shares
  Outstanding - assuming dilution               7,349,000         7,517,000         7,369,000         7,524,000
                                              ===========       ===========       ===========       ===========



The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions (for options issued in years):

                                      FY 1999       FY 1998      FY 1997       FY 1996
                                   ------------  ------------ ------------  ------------
 Expected dividend yield                 None          None         None          None
 Expected stock price volatility         56.02%       37.59%       33.92%        25.51%
 Risk-Free interest rate                  4.59%        5.81%        6.72%         6.04%
 Expected life of options             3.2 years     3.2 years    3.2 years     3.2 years

The weighted average fair values of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 are $4.36, $4.56 and $2.32 per share, respectively. (All amounts above have been adjusted to reflect the 3-for-2 stock splits issued on October 4, 1996 and October 6, 1995.)

7.  DIRECTORS STOCK ELECTION PLAN

In January 1997, the Company established a Stock Election Plan for Non-Employee Directors whereby non-employee directors may elect to receive their director compensation in common stock in lieu of cash payments. The plan permits the award of up to 25,000 shares of the Company's stock in lieu of director compensation. During the quarter ended December 26, 1998, 1,468 shares were issued, and during the quarter ended September 26, 1998, 1,424 shares were issued in accordance with directors' elections. The compensation related to shares issued under this plan has been expensed and is not material.

8.   STOCK REPURCHASE

On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares. The state of South Carolina (the state of incorporation of the Company) defines reacquired shares as having been retired. Accordingly, the repurchases have been accounted for using the constructive retirement method, consistent with the Business Corporation Act. The following repurchases had been made as of December 26, 1998:



                               NUMBER
   REPURCHASE                 OF SHARES              REPURCHASED           TOTAL
     DATES                    REPURCHASED*         DOLLAR VALUE PER       COST OF
                                                        SHARE             SHARES*
 --------------------- ------------------------ ---------------------- -------------
    Prior Periods                 193                   $8.083         $       1,560
       9/30/98                     30                    6.250                   187
      11/23/98                     25                    6.188                   155
                           ----------                                  -------------
                                  248                                  $       1,902
                           ==========                                  =============

    * Amounts in thousands

Repurchases may be made from time to time depending upon market conditions. The Company's Executive Committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon the timing and amount of repurchases.

9.   BUSINESS ACQUISITIONS

Simplicity Pattern Company - On June 19, 1998, the Company acquired all the outstanding common stock of Simplicity Capital Corporation (Simplicity), parent company of Simplicity Pattern Co., Inc. (the operating company). The consideration paid was $31,534,000 (consisting of the cash purchase price, transaction expenses and related accruals, less the cash held by Simplicity) plus the assumption of certain of Simplicity's liabilities, for a total purchase price of $52,199,000 (net of cash acquired), in a transaction accounted for in accordance with the purchase method of accounting. The balance sheet effect of the acquisition was recorded on June 19, 1998.

10.  RELATED PARTY TRANSACTIONS

In July, the Company purchased real property owned jointly by Mr. and Ms. Findlay, the Company's Chairman and the Sr. Vice President of Business Development, respectively, for use as a conference center in exchange for shares of the Company's common stock. The Company issued 78,788 shares of common stock to Mr. and Ms. Findlay jointly as consideration for the acquisition of the real property. Such consideration was based upon a closing price of the common stock of $8.25 on July 1, 1998 at value of $650,000 (the Findlay's cost basis in the real property).

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

HISTORICAL RESULTS OF OPERATIONS FOR THE QUARTER ENDED DECEMBER 26, 1998 COMPARED TO THE QUARTER ENDED DECEMBER 27, 1997.

Net sales for the quarter ended December 26, 1998, were $30.1 million, up from the prior years second quarter sales of $19.0 million or 58.7%. Net sales at Conso Products US were down $678,000 or 5.0%, while net sales at British Trimmings, BT, decreased $538,000 or 10.0%. The additional revenue of $12.4 million from Simplicity, which was acquired in June 1998, accounted for the increase in revenue over the prior year.

Sales for the second quarter by customer type were as follows:

                                                         Amount     % of Net Sales
                                                     ------------   --------------

         Manufacturers Conso US and BT                $  7,268,000      24.1%           down               6.1%
         Distributors Conso US and BT                    7,420,000      24.6%           down               9.9%
         Retailers - Conso US and BT                     3,067,000      10.2%            up                2.1%
         Retailers - Simplicity                         11,752,000      39.0%            new                 -
         Manufacturers - Simplicity                        376,000       1.3%            new                 -
         Distributors -  Simplicity                        233,000       0.8%            new                 -
                                                      ------------      ----

                  Total                               $ 30,116,000     100.0%            up               58.7%
                                                      ============     =====                              ====

Products sales (excluding Simplicity and its subsidiaries) to manufacturers decreased in the second quarter, down 6.1% overall. These sales to manufacturers were down 4.1% in the US and down 13.7% in the UK. In the US, the completion of the dyehouse project, and the related relocation of equipment and training of new personnel to handle the additional capacity adversely impacted production, delaying shipments and, to some degree, manufacturing orders. The dyehouse should be fully operational within the third quarter. In the UK, sales to manufacturers and other customer groups continue to be hampered by the strength of the British pound against foreign competitors' currencies, and a weak UK economy. Consolidation has been effected between the sales teams of Simplicity UK and British Trimmings, to provide new direction and consolidation of efforts, for example through cross merchandising. Both the US and UK operations continue to be impacted to some degree by competition.

Product sales (excluding Simplicity and its subsidiaries) to distributors were down 9.9%, with Conso Products US down 6.6% and British Trimmings down 14.7%. In the US, the majority of the decline relates to a perceived temporary softening at the retail level and some competitive pressures. The weakness in sales at British Trimmings was due to a drop in sales to the reupholster wholesalers, and price pressure from suppliers in Spain and Belgium from a strong British Pound.

Sales to retailers for Conso Products US and British Trimmings were up 2.1% overall, down 3.9% at Conso Products US and up 29.6% at British Trimmings. As with distributors, the majority of the decline in retail sales at Conso Products US relates to a perceived temporary softening at the retail level and some competitive pressures. In the UK, the increase in the retail business is primarily a result of increased sales through Wendy Cushing Trimmings.

In an effort to improve results for Conso Products US and British Trimmings, management will be utilizing Simplicity's distribution channel and joining with Simplicity sales management and personnel in both the US and the UK to establish new and improved relationships with customers working in the distributor and retail segments. In addition, the Company will continue to look for additional products to sell through its combined customer base.

The most substantial increase in revenues during the quarter came from the acquisition of Simplicity. This acquisition provided $12.4 million dollars in additional revenue and propelled the Company's smallest segment (retail) to its largest. With the addition of Simplicity, the Company will focus on cross merchandising and marketing opportunities to promote increased sales of patterns and products.

Comparable international sales (excluding Simplicity and its subsidiaries) from the US and UK (the Company's major sales regions), for the second quarter decreased 14.1% to $2.0 million, from $2.3 million in the prior year's same quarter. With Simplicity's $1.7 million in sales outside the US and UK, export sales totaled $3.7 million, accounting for 12.2% of Company-wide revenues, compared to 12.1% in the prior year. Sales outside the US and UK, by geographic region, were as follows:

Conso Products US and British Trimmings Export Sales                      Amount    % of Net Sales
                                                                       ------------ -----------------
                  Western Hemisphere                                   $   982,000         3.3%           down             15.0%
                  Europe and Middle East                                   629,000         2.1%           down             16.6%
                  Pacific Rim                                              354,000         1.2%           down              6.3%
                                                                       -----------         ----                           ------
                       Total                                             1,965,000         6.6%           down             14.1%
                                                                       ----------          ----                            -----
Simplicity
                  Western Hemisphere                                       635,000         2.1%           new                 -
                  Europe and Middle East                                   194,000         0.6%           new                 -
                  Pacific Rim                                              866,000         2.9%           new
                                                                       -----------         ----
                       Total                                             1,695,000         5.6%           new
                                                                       -----------         ----                            -----

                   Company Total                                       $ 3,660,000        12.2%            up              60.0%
                                                                       ===========        =====

Recent bad weather, economic turmoil and election activity occurring in various Latin and South American countries affected the Western Hemisphere export sales. In addition, certain Canadian shipments were affected by the delays with the dyehouse integration. European business continues to be negatively affected by competition in those areas, and the strength of the British pound against the competitors currencies. The Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region. Despite this decline, exports (outside of the US and UK) grew 60% due to export sales associated with the purchase of Simplicity.

As a result of the increased revenues associated with the acquisition of Simplicity, the Company's gross margin increased from $6.5 million to $12.5 million, a $6.0 million or 92.9% improvement. As a percent of sales, the gross margin increased from 34.2% in the prior year's second quarter, to 41.5% in the current year's second quarter. The main reason for the increase in the margin dollars and percent of sales was the acquisition of Simplicity, with a historically higher gross margin of 50.2% for the current quarter. The increase in the gross margin as a percent of sales at British Trimmings was a result of cost reductions, reduced sales of low margin specials, and increased sales of higher margin products through Wendy Cushing Trimmings.

At both Conso Products US and British Trimmings, sales continued to be affected by increased competition, domestically and from lower-cost imports of certain items. In some cases, product volume has been maintained but at the expense of sales dollars, and, in many cases, margin due to product reformulations and reductions in pricing to meet the competition.

Gross margin dollars during the quarter decreased for Conso Products US by 1.0% as a result of the 5.0% decrease in revenues. Gross margin dollars at British Trimmings declined 8.5% due to the 10.0% reduction in its revenues. Despite the increasing competition, the Company experienced increases in its gross margins as a percent of sales at both Conso Products US, from 37.1% to 38.7%, and at British Trimmings, from 26.7% to 27.2% primarily as a result of management's focus on cost control.

The Company began production in India in January 1998 to compete with lower cost imports and has moved additional production to Mexico. As the India Trimmings operation continues to move beyond its initial start-up period and increase the number and amount of products it is producing, the Company may experience some additional contribution to margin improvement coming from these operations. However, any increases in gross margin could be accompanied by declines in revenue dollars with, in some cases, lower priced products to meet competitive offerings.

Distribution expenses increased $1.4 million from $861,000 to $2,288,000, and from 4.5% of sales to 7.6% of sales. The cause for the increase in expense is a result of the acquisition of Simplicity, with distribution costs of 12.2% of its net sales. At Conso Products US, distribution expenses remained relatively flat at 4.0% of sales. Distribution expenses decreased $55,000 at British Trimmings, and as a percent of sales from 6.0% to 5.5%, due to changes in personnel levels and a decrease in credits issued for freight as a result of improved deliveries.

Selling expenses increased $734,000, but declined as a percent of sales, from 10.8% to 9.3%. The acquisition of Simplicity added $839,000 of selling expenses at 6.8% of its net sales. At Conso Products US, selling expenses declined approximately $96,000 from 10.6% to 10.4% of net sales. At British Trimmings, selling expenses were flat in dollar terms, but increased as a percent of sales from 11.6% to 12.7% of net sales, due to the declining sales denominator.

General and administrative costs increased $2,320,000, including increases in the amortization of intangible assets acquired in the Simplicity purchase of $179,000. As a percent of sales, and primarily as a result of the Simplicity acquisition, general and administrative costs increased from 5.7% of net sales to 11.3% of net sales. Simplicity added $2.1 million in general and administrative costs (including the amortization of intangibles), or 17.2% of its net sales. Conso Products US general and administrative costs increased $276,000, (excluding translation losses), and increased from 4.9% to 7.3% of its net sales. This increase was a result, among others, of increased travel costs and professional fees required to manage a larger organization, pursuit of potential acquisitions and increased investor relations efforts. British Trimmings' general and administrative costs declined $67,000 from 7.1% to 6.5% of its net sales. The British Trimmings reduction comes from reduced personnel levels and lower legal fees.

As a result of the change in margin, operating costs and the Simplicity acquisition, operating income increased $1.5 million or 62.2%. Conso Products US operating income declined $198,000, while British Trimmings increased $9,000. The net decline in the Products business was offset by a $1.7 million dollar increase in operating income due to the acquisition of Simplicity.

Interest expense increased substantially with the increase in debt to acquire the Simplicity business and the effective tax rate increased with the addition of the Simplicity business and its historically higher effective rate. In addition, gross margin was impacted by the additional charge to cost of goods sold of $171,000 resulting from the recording of Simplicity inventory at market value at the purchase date as required by purchase accounting.

As a result of the increase in sales, the acquisition of Simplicity, the monitoring of costs, and the changes in interest expense and taxes, net income increased $595,000 or 46.3%, from $1.3 million to $1.9 million. This gain in net income resulted in an earnings per share increase of $0.09 on a historical basis, from $0.17 per share in the prior year's second quarter, to $0.26 per share for the current year's second quarter. Of the increase, $608,000 came from the addition of Simplicity to the Conso family. Both Conso Products US and British Trimmings reported $0.19 and ($0.01) per share, respectively, in line with the results of the same quarter of the prior year.



HISTORICAL RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED DECEMBER 26, 1998 COMPARED TO THE SIX MONTHS ENDED DECEMBER 27, 1997.

Net sales for the six months ended December 26, 1998, were $59.5 million, up from the prior year's six months sales of $35.7 million or 66.6%. Net sales at Conso Products US were down $66,000 or 0.3%, while net sales at British Trimmings decreased $1,004,000 or 10.0%. The additional revenue of $24.9 million from Simplicity, which was acquired in June 1998, accounted for the increase in revenue over the prior year.

Sales for the six months by customer type were as follows:

                                                       Amount       % of Net Sales
         Manufacturers Conso US and BT               $14,024,000        23.6%           down               2.1%
         Distributors Conso US and BT                 14,526,000        24.4%           down               7.1%
         Retailers - Conso US and BT                   6,087,000        10.2%             up               5.8%
         Retailers - Simplicity                       23,572,000        39.7%            new                -
         Manufacturers - Simplicity                      789,000         1.3%            new                -
         Distributors - Simplicity                       506,000         0.8%            new                -
                                                     -----------       ------                             -----

         Total                                       $59,504,000       100.0%             up              66.6%
                                                     ===========       ======                             =====

Products sales (excluding Simplicity and its subsidiaries) to manufacturers decreased for the six months and were down 2.1% overall. The sales to manufacturers were down 0.1% in the US and down 11.5% in the UK. In the second quarter in the US, the completion of the dyehouse project, and the related relocation of equipment and training of new personnel to handle the additional capacity adversely impacted production, delaying shipments and, to some degree, manufacturing orders, offsetting the more favorable results of the first quarter. Continuing competition and the dyehouse delays offset the gain within the US manufacturing segment in the previous quarter. The dyehouse should be fully operational within the third quarter. In the UK, sales to manufacturers and other customer groups continued to be hampered by the strength of the British pound against certain foreign competitors' currencies and a weak UK economy. Consolidation has been effected between the sales teams of Simplicity UK and British Trimmings, to provide new direction and consolidation of efforts, for example through cross merchandising. Both the US and UK operations continue to be impacted to some degree by competition.

Product sales (excluding Simplicity and its subsidiaries) to distributors were down 7.1%, with Conso Products US down 3.7% and British Trimmings down 12.2%. In the US, the majority of the decline was due to a perceived temporary softening at the retail level and some competitive pressures. The weakness in sales at British Trimmings was due to a drop in sales to the reupholster wholesalers and price pressure from suppliers in Spain and Belgium from a strong British Pound.

Sales to retailers for Conso Products US and British Trimmings were up 5.8% overall, down 0.3% at Conso Products US and up 6.5% at British Trimmings. As with distributors, the majority of the decline in retail sales in the US appears to have come from a perceived temporary softening at the retail level and some competitive pressures. In the UK, the increase in the retail business is primarily a result of additional sales through Wendy Cushing Trimmings.

In an effort to improve results for Conso US and British Trimmings, management will be utilizing Simplicity's distribution channel and joining with Simplicity sales management and personnel in both the US and the UK to establish new and improved relationships with customers working in the distributor and retail segments. In addition, the Company will continue to look for additional products to sell through its combined customer base.

The most substantial increase in revenues during the six months came from the acquisition of Simplicity. This acquisition provided $24.9 million dollars in additional revenue and propelled the Company's smallest segment (retail) to its largest. With the addition of Simplicity, the Company will focus on cross merchandising and marketing opportunities to promote increased sales of patterns and products.

Comparable international sales (excluding Simplicity and its subsidiaries) from the US and UK (the Company's major sales regions), for the six months decreased
 .5% to $4.25 million, from $4.28 million in the prior year. With Simplicity's $3.0 million in sales outside the US and UK, export sales totaled $7.3 million, accounting for 12.5% of Company-wide revenues, compared to 12.3% in the prior year. Sales outside the US and UK, by geographic region, were as follows:

Conso Products US and British Trimmings Export Sales                     Amount       % of Net Sales
                                                                       -----------    --------------
                  Western Hemisphere                                   $ 2,238,000        3.8%            up                 8.4%
                  Europe and Middle East                                 1,319,000        2.2%            down               1.3%
                  Pacific Rim                                              697,000        1.1%            down              20.4%
                                                                       -----------        ----                             -----
                       Total                                             4,254,000        7.1%            down               0.5%
                                                                       -----------        ----                             ------
Simplicity
                  Western Hemisphere                                     1,187,000        2.0%            new                  -
                  Europe and Middle East                                   424,000        0.8%            new                  -
                  Pacific Rim                                            1,559,000        2.6%            new
                                                                       -----------        ----                             ------
                       Total                                             3,170,000        5.4%            new
                                                                       -----------        ----                             ------

                  Company total                                        $ 7,424,000       12.5%            up                70.0%
                                                                       ===========       =====                             ======


Recent bad weather, economic turmoil and election activity occurring in various Latin and South American countries affected the Western Hemisphere export sales in the second quarter. In addition, certain Canadian shipments were affected by the delays with the dyehouse integration. However, the start-up of a new program with a major retailer in Canada in the first quarter more than offset the negative events of the second, leaving year-to-date export sales in the Western Hemisphere with a favorable increase. European business continues to be negatively affected by competition in those areas, and the strength of the British pound against the competitors currencies. The Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region. Despite this decline, exports (outside of the US and UK) grew 60% due to the acquisition of additional export sales with the purchase of Simplicity.

As a result of the increased revenues, the Company's gross margin increased from $12.6 million to $24.0 million, a $11.4 million or 90.2% improvement. As a percent of sales, the gross margin increased from 35.3% in the prior year, to 40.3% in the current year. The main reason for the increase in the margin dollars and percent of sales was attributable to the acquisition of Simplicity, with a gross margin of 47.7% for the six months. At Conso Products US the gross margin increased $101,000 or 1.0% on the .03% reduction in revenue, due primarily to cost controls. At British Trimmings cost controls were offset by the 10% reduction in revenue, resulting in a $576,000 or 20.9% reduction in gross margin.

At Conso Products US, sales continued to be affected by increased competition, domestically and from lower-cost imports of certain items. In some cases, product volume has been maintained but at the expense of margin and sales dollars, due to product reformulation and reductions in pricing to meet the competition. The Company began production in India in January 1998 to compete with lower cost imports. As the India Trimmings operation continues to move beyond its initial start-up period and increase the number and amount of products it is producing, the Company may experience some additional contribution to margin improvement coming from these operations. However, increases in margin dollars (if any) could be accompanied by declines in revenue dollars with, in some cases, lower priced products to meet competitive offerings.

Distribution expenses increased $3.1 million from $1.6 million to $4.7 million, and from 4.6% of sales to 7.9% of sales. The cause for the increase in expense is a result of the acquisition of Simplicity, with distribution costs of 12.4% of its net sales. At Conso Products US, distribution expenses increased approximately $44,000 from 4.0% to 4.1% of sales, primarily as a result of the increased depreciation expense on the new warehouse facility in Union, SC. Distribution expenses at British Trimmings decreased $77,000 from 6.2% to 6.0% as a result of personnel changes and a decrease in credits issued for freight with improved deliveries.

Selling expenses increased $1.4 million, but declined as a percent of sales, from 11.7% to 9.3%. The acquisition of Simplicity added $1.7 million of selling expenses at 6.9% of its net sales. At Conso Products US, selling expenses declined $122,000 from 11.1% to 10.6% of net sales, and at British Trimmings, selling expenses declined $209,000 from 13.3% to 12.5% of net sales.

General and administrative costs increased $4.4 million, including increases for currency translation losses of $2,000 and amortization of $358,000 related to intangible assets acquired in the Simplicity purchase. As a percent of sales, and primarily as a result of the Simplicity acquisition, general and administrative costs increased from 7.0% of net sales to 11.5% of net sales. Simplicity added $4.4 million in general and administrative costs (including the amortization of intangibles), coming in at 17.7% of its net sales. Conso Products US general and administrative costs increased $179,000, net of the translation losses, and increased from 6.2% to 7.0% of its net sales. This increase relates, among others, to increased travel costs and professional fees required to manage a larger organization, pursuit of potential acquisitions, and increased investor relations efforts. British Trimmings same costs declined $238,000 from 8.5% to 6.8% of its net sales. The British Trimmings reduction comes from reduced personnel levels and lower legal fees.

As a result of the change in margin, operating costs and the Simplicity acquisition, operating income increased $2.6 million or 60.1%. The Simplicity acquisition resulted in a $2.7 million increase in operating income. Conso Products US operating income decreased $27,000, and British Trimmings operating income declined $52,000.

Interest expense increased substantially due to the increase in debt to acquire the Simplicity business, while the effective tax rate was favorably affected by a one-time tax benefit from the recording in the first quarter of foreign tax credits available in relation to recent tax filings. This additional income has been partially offset by the additional charge to cost of goods sold of $171,000 resulting from the recording of Simplicity inventory at market value at the purchase date as required by purchase accounting.

As a result of the increase in sales, the acquisition of Simplicity, the monitoring of costs, and the changes in interest expense and taxes, net income increased $1.0 million or 43.4%, from $2.3 million to $3.3 million. This gain in net income resulted in earnings per share increase of $0.14 on a historical basis, from $0.31 per share in the prior year, to $0.45 per share for the current year. Of the increase, $963,000 came from the addition of Simplicity to the Conso Products family. An increase in losses at British Trimmings of $69,000, or $0.01 per share, from $0.05 loss per share in the prior year, to $0.06 loss per share in the current year, was offset by more favorable results from Conso Products US, which increased $111,000 or $0.02 per share, from $0.36 per share in the prior year to $0.38 per share in the current year.


LIQUIDITY, CAPITAL RESOURCES AND YEAR 2000

The Company has been able to finance its operations and capital requirements through internally generated funds and bank borrowings, except for the acquisition of British Trimmings in connection with the Company's IPO in 1993. Bank borrowings were increased near the end of Fiscal 1998 to finance the purchase of Simplicity. As of the fiscal 1999 second quarter end, credit line availability was approximately $9,500,000 under the Company's revolving loan facility.

In November 1998, the Company converted its fixed rate on its term loan with NationsBank (at 7.4%) to a floating rate at 90 day LIBOR plus 1.45% (or 6.75% at December 26, 1998). Concurrently, the Company entered into a $19.5 million interest rate swap with NationsBank pursuant to which it effectively fixed the interest rate under the term loan at 6.75% until the maturity of the term loan.

Operating cash flow increased $1,938,000 for the six months of fiscal 1999, compared to the six months of fiscal 1998, with Simplicity providing approximately $1 million of the increase.

On November 10, 1997, the Board of Directors authorized the purchase of up to 500,000 shares of common stock. During the second quarter 55,000 additional shares were purchased bringing the total number of shares purchased to 248,000. Repurchases may be made from time to time depending upon market conditions. The Company's executive committee will direct the specific repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities depending upon market conditions and the timing and amount of repurchases deemed appropriate.

The Company has budgeted approximately $4.0 million for the construction of a new dyehouse and related equipment. Approximately $3.8 million dollars had been spent on this project as of the end of the second quarter, with $195,000 remaining to be spent. In July, the Company purchased real property owned jointly by Mr. and Ms. Findlay, the Chairman and the Sr. Vice President of Business Development, respectively, for use as a conference center in exchange for shares of the Company's common stock. The company issued 78,788 shares of common stock to Mr. and Ms. Findlay jointly as consideration for the acquisition of the real property. Such consideration was based upon a closing price of the common stock of $8.25 on July 1, 1998 at a value of $650,000 (the Findlay's cost basis in the real property). During the second quarter, an additional $1.5 million was approved for the enhancement of Simplicity's catalog software to support increased cross-merchandising activities. Capital expenditures for the first half of the year, excluding the dyehouse and catalog projects and the purchase of the Conso Conference Center were $1.3 million. Approximately $1.8 million is budgeted for the remainder of the fiscal year ended 1999 for ongoing (non-dyehouse or special project related) capital expenditures.

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

The Company has budgeted $500,000 of capital expenditures to address the remaining Y2K issues. Most of this amount remains to be spent. Expenditures to date have consisted primarily of labor to modify existing systems, of which approximately $67,000 has been expensed in the first half of the year. Except for a few personal computers, the Company has achieved 100% Y2K compliance for Conso Products US ahead of its implementation schedule. In addition, the Company has achieved 100% Y2K compliance at its British Trimmings location within a few weeks of the planned implementation date. Subsequent to the first quarter, and prior to the filing of this report, it was determined that the hardware at Simplicity, which runs the software for order entry, invoicing, inventory control and manufacturing would be replaced by the purchase of additional hardware, to meet Y2K compliance at a cost estimated to be less than the amount originally budgeted. Except for accounts payable and general ledger, the software has already been modified to handle a four-digit date format. It is anticipated that the hardware will be installed, software ported to the new hardware, tested, and placed in operations by June 30, 1999. In addition it is anticipated that the accounts payable and general ledger will be converted to the Conso US systems, which are already Y2K compliant, by the same date. Certain systems (other than those related to order entry, inventory control or manufacturing) are currently in Phase 3 of the company's plan. Based on all progress so far, the Company does not anticipate any problems achieving 100% Y2K compliance for its Simplicity operations by June 30, 1999, at this time.

Due to the Company's progress thus far, and the limited number of programs and embedded technology that are affected by date functionality, the Company's contingency plan for non-compliance consists primarily of the use of additional labor including the use of overtime to manually handle items with Y2K issues (which would normally be handled by the computer). Were the Company not able to achieve timely Y2K compliance, there could be some material impact on the business from, for example, increased labor costs. Significant changes in the availability of labor and resources to fulfill the Company's contingency plan could have a further negative impact on the business. However, having achieved full implementation and compliance at Conso Products US and British Trimmings, and considering the status of the Y2K plan as it relates to British Trimmings and Simplicity, it is management's opinion that the Company will achieve compliance in adequate time to avoid Y2K issues.

The Company believes that cash generated by operations and available for borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements (including requirements to address the Y2K issues) for the foreseeable future, excluding possible acquisition of other business. Based on the Company's financial position, the Company believes that it will be able to obtain any additional financing necessary to fund its planned long-term growth and expansion. Such additional financing may include long-term debt or equity; however, the Company has not yet made arrangements for such additional financing.



CAUTIONARY STATEMENTS AS TO FORWARD LOOKING INFORMATION

Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets its products; changes in consumer fashion preferences for home sewing products and finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings business; the Company's ability to successfully continue its international expansion and to successfully and profitability integrate into its operations any existing businesses it may acquire; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's business; fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to or disruption of the Company's production facilities and equipment; delays and disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.

PART II       OTHER INFORMATION

              ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

The following tabulation sets forth the matters voted upon at the Annual Meeting of Shareholders of the Registrant held November 9, 1998, and the votes on each such matter:


                                                                                           Against/                    Broker
                                                                               For         Withheld    Abstain        Nonvotes
                                                                              ----         --------    -------        --------
                Election of Directors
                J. Cary Findlay                                             6,405,196             0     19,286           N/A
                Antony W. Laughton                                          6,405,197             0     19,286           N/A
                John H. Maxheim                                             6,405,096             0     19,386           N/A
                James H. Shaw                                               6,403,796             0     20,686           N/A
                Konstance J. K. Findlay                                     6,405,096             0     19,386           N/A
                Sara H. Bissell                                             6,405,096             0     19,386           N/A

                Amendment to Articles of Incorporation changing
                the name of the Company to
                "CONSO INTERNATIONAL
                CORPORATION"
                                                                            6,409,569        11,836      3,076           N/A

                Approval of selection of Deloitte & Touche
                LLP as Independent Public Accountants                       6,411,650         9,025      3,807           N/A


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



                         CONSO INTERNATIONAL CORPORATION


Dated:    February 9, 1999                           By: /s/ David B. Dechant
                                                         --------------------
    Name:      David B. Dechant
    Title:     Chief Accounting Officer

Dated:    February 9, 1999                           By: /s/ Gilbert G. Bartell
                                                         ----------------------
     Name:     Gilbert G. Bartell
     Title:    Chief Financial Officer and
               Vice President of Finance/Treasurer