Form 10-Q
period 1999-03-27
CONSO PRODUCTS CO
filed 1999-05-07
CIK 914448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

                         Commission file number: 0-22942


                         CONSO INTERNATIONAL CORPORATION
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 1999:

                  Common Stock, no par value 7,332,081 shares.

                               Page 1 of 17 pages

                                TABLE OF CONTENTS

Part I.    Financial Information                                        Page No.

           Item 1.   Financial Statements
                     Consolidated Balance Sheets (unaudited) as of
                     March 27, 1999 and June 27, 1998                         3

                     Consolidated Statements of Operations (unaudited)
                     for the three months and nine months ended March 27,     4
                     1999 and March 28, 1998

                     Consolidated Statements of Shareholders' Equity and Components of Comprehensive Income (unaudited)
                     for the three months and nine months ended March         5
                     27, 1999

                     Consolidated Statements of Cash Flows (unaudited)
                     for the nine months ended March 27, 1999 and
                     March 28, 1998                                           6

                     Notes to Consolidated Financial Statements               7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           11

Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K                        16

Signatures                                                                   17

PART I   FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                         CONSO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         March 27, 1999        June 27, 1998
                                                         --------------        -------------
ASSETS
CURRENT ASSETS:
  Cash                                                   $     792,000         $   2,333,000
  Accounts receivable, net of allowances for
     bad debts and customer deductions of
     1,182 and 1,352 at March 27, 1999
     and June 27, 1998, respectively                        21,426,000            22,755,000
  Inventories (Note 3)                                      30,811,000            30,358,000
  Deferred income taxes - current portion                    2,142,000             1,397,000
  Prepaid expenses and other                                 3,578,000             3,781,000
                                                         -------------         -------------
       Total current assets                                 58,749,000            60,624,000
                                                         -------------         -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                      1,554,000             1,455,000
  Buildings and improvements                                17,203,000            15,114,000
  Machinery and equipment                                   26,375,000            23,791,000
                                                         -------------         -------------
       Total                                                45,132,000            40,360,000
  Accumulated depreciation                                 (13,107,000)          (10,600,000)
                                                         -------------         -------------
       Total property and equipment, net                    32,025,000            29,760,000
                                                         -------------         -------------

OTHER ASSETS:
  Intangible assets                                         19,829,000            20,367,000
  Deferred income taxes                                        463,000             3,273,000
  Deferred costs and other assets                              299,000             1,668,000
                                                         -------------         -------------
       Total other assets                                   20,591,000            25,308,000
                                                         -------------         -------------

TOTAL ASSETS                                             $ 111,365,000         $ 115,692,000
                                                         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                        586,000         $     558,000
  Current maturities of  long-term debt                      2,000,000             2,104,000
  Trade accounts payable                                     6,514,000             7,562,000
  Accrued liabilities                                       10,184,000            15,402,000
                                                         -------------         -------------
       Total current liabilities                            19,284,000            25,626,000
                                                         -------------         -------------

NONCURRENT LIABILITIES:
  Long-term debt - revolving line                           23,749,000            24,508,000
  Long-term debt - note payable                             17,000,000            18,000,000
  Deferred income taxes                                        241,000               484,000
  Other noncurrent liabilities                               4,423,000             4,984,000
                                                         -------------         -------------
       Total noncurrent liabilities                         45,413,000            47,976,000
                                                         -------------         -------------

SHAREHOLDERS' EQUITY:
  Preferred stock (no par, 10,000,000 shares
     authorized, no shares issued)                                --                    --
  Common stock (no par, 50,000,000 shares
     authorized, 7,332,081 and 7,324,412
     shares issued and outstanding March 27, 1999
     and June 27, 1998, respectively)                       15,790,000            15,619,000
  Retained earnings                                         30,219,000            25,760,000
  Accumulated other comprehensive income                       659,000               711,000
                                                         -------------         -------------
       Total shareholders' equity                           46,668,000            42,090,000
                                                         -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                $ 111,365,000         $ 115,692,000
                                                         =============         =============


            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               Three Months Ended                     Nine Months Ended
                                               ------------------                     -----------------
                                        March 28, 1999     March 28, 1998     March 27, 1999     March 28, 1998
                                       ---------------    ---------------    ---------------    ---------------
NET SALES                              $    29,049,000    $    17,614,000    $    88,553,000    $    53,326,000
COST OF GOODS SOLD                          17,700,000         11,655,000         53,216,000         34,757,000
                                            ----------       ------------         ----------       ------------
GROSS MARGIN                                11,349,000          5,959,000         35,337,000         18,569,000
                                          ------------       ------------       ------------       ------------
OPERATING EXPENSES:
    Distribution expense                     2,372,000            813,000          7,064,000          2,447,000
    Selling expense                          3,019,000          2,152,000          8,571,000          6,329,000
    General and administrative expense       3,056,000            961,000          9,486,000          3,418,000
    Currency exchange loss (gain)                7,000            (11,000)            75,000             29,000
    Intangibles amortization                   178,000                 -             536,000                 -
                                          ------------       ------------       ------------       ------------
        Total                                8,632,000          3,915,000         25,732,000         12,223,000
                                          ------------       ------------       ------------       ------------
INCOME FROM OPERATIONS                       2,717,000          2,044,000          9,605,000          6,346,000
INTEREST EXPENSE, NET                          692,000            198,000          2,217,000            627,000
                                          ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                   2,025,000          1,846,000          7,388,000          5,719,000
INCOME TAX PROVISION (Note 5)                  887,000            759,000          2,929,000          2,316,000
                                          ------------       ------------       ------------       ------------
NET INCOME                                $  1,138,000       $  1,087,000       $  4,459,000       $  3,403,000
                                          ============       ============       ============       ============

NET INCOME  PER SHARE
 (Notes 6 through 8)
   Basic                                  $       0.16       $       0.15       $       0.61       $       0.45
                                          ============       ============       ============       ============
   Diluted                                $       0.15       $       0.15       $       0.60       $       0.45
                                          ============       ============       ============       ============
Weighted average number of shares
  Outstanding
   Basic                                     7,334,000          7,476,000          7,357,000          7,487,000
                                          ============       ============       ============       ============
   Diluted                                   7,335,000          7,487,000          7,357,000          7,513,000
                                          =============      ============       =============      ============



            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                       COMPONENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                        THREE MONTHS ENDED MARCH 27, 1999


                                                             Common Stock
                                                             ------------
                                                                                                    Accumulated
                                                    Shares Issued                                      Other           Total
                                   Comprehensive         and                         Retained      Comprehensive   Shareholders'
                                       Income        Outstanding       Amount        Earnings         Income           Equity
                                   -------------   ---------------  -----------    -----------    --------------   -------------
Balance, December 26, 1998         $        0         7,331,092     $15,784,000    $29,081,000       $ 707,000     $45,572,000
Shares issued in lieu of cash
    payment of director fees                                989           6,000                                          6,000
Net income                          1,138,000                                        1,138,000                       1,138,000
Translation adjustments and other
    comprehensive income              (48,000)                                                         (48,000)        (48,000)
Stock repurchases                  ----------         ---------     -----------    -----------       ---------     -----------

March 27, 1999                     $1,090,000         7,332,081     $15,790,000    $30,219,000       $ 659,000     $46,668,000
                                   ==========         =========     ===========    ===========       =========     ===========


               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                       COMPONENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                        NINE MONTHS ENDED MARCH 27, 1999


                                                            Common Stock
                                                            ------------                            Accumulated
                                                    Shares Issued                                       Other            Total
                                   Comprehensive         and                         Retained      Comprehensive    Shareholders'
                                       Income        Outstanding      Amount         Earnings          Income            Equity
                                   -------------    -------------  -----------     ------------    --------------   -------------
Balance, June 27, 1998              $        0         7,324,412    $15,619,000     $25,760,000      $   711,000     $42,090,000
Shares issued in lieu of cash
    payment of director fees                               3,881         24,000                                           24,000
Stock issued for conference center                        78,788        650,000                                          650,000
Net income                           4,459,000                                        4,459,000                        4,459,000
Translation adjustments and
    other comprehensive loss           (52,000)                                                          (52,000)        (52,000)
Stock repurchases                                        (75,000)      (503,000)                                        (503,000)
                                    ----------         ---------    -----------     ------------     -----------     -----------

March 27, 1999                      $4,407,000         7,332,081    $15,790,000     $30,219,000      $   659,000     $46,668,000
                                    ==========         =========    ===========     ===========      ===========     ===========


            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine Months Ended
                                                                  -----------------
                                                          March 27, 1999       March 28, 1998
                                                           ------------         ------------
OPERATING ACTIVITIES:
   Cash received from customers                            $ 89,466,000         $ 55,791,000
   Cash paid to suppliers and employees                     (79,378,000)         (48,391,000)
   Interest paid                                             (2,339,000)            (718,000)
   Interest received                                            210,000              117,000
   Income taxes paid                                         (3,218,000)          (1,959,000)
                                                           ------------         ------------
       Net cash provided by operating activities              4,741,000            4,840,000
                                                           ------------         ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment                        (1,311,000)          (1,267,000)
   Construction and equipment purchased for
      new dyehouse, distribution center and
      computer design equipment                              (2,517,000)          (3,944,000)
   Redemption of Certificates of Deposit                      1,350,000
   Costs of Acquisitions/Organization Expenses               (1,730,000)            (382,000)
                                                           ------------         ------------
       Net cash used in investing activities                 (4,207,000)          (5,593,000)
                                                           ------------         ------------
FINANCING ACTIVITIES:
   Net repayments under line of credit
     arrangements                                               (66,000)           1,585,000
   Principal payments on long-term debt                      (1,550,000)            (104,000)
   Proceeds from issuance of common stock                        24,000               38,000
   Repurchases of stock                                        (503,000)            (989,000)
   Translation Adjustment                                        20,000              (20,000)
                                                           ------------         ------------
       Net cash provided by (used in) financing activities   (2,075,000)             510,000
                                                           ------------         ------------
DECREASE IN CASH                                             (1,541,000)            (243,000)
CASH AT:
       BEGINNING OF PERIOD                                    2,333,000              490,000
                                                           ------------         ------------
       END OF PERIOD                                       $    792,000         $    247,000
                                                           ============         ============
RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Net income                                             $  4,459,000         $  3,403,000
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation                                            2,110,000            1,600,000
      Amortization of intangibles                               536,000               43,000
      Provision for deferred taxes                                                   149,000
      Disposal of fixed assets                                                         1,000
Changes in assets and liabilities:
      Accounts receivable                                     1,285,000              402,000
      Inventory                                                (622,000)             609,000
      Prepaid expenses and other                                197,000             (419,000)
      Income tax receivable                                    (745,000)            (132,000)
      Deferred income tax                                       841,000
      Trade accounts payable                                 (1,023,000)          (1,516,000)
      Income tax payable                                       (547,000)            (596,000)
      Other non current liabilities                            (561,000)
      Accrued liabilities                                    (1,189,000)           1,296,000
                                                           ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                  $  4,741,000         $  4,840,000
                                                           ============         ============

            See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 27, 1999


1.  CONSOLIDATION AND NEW ACCOUNTING STANDARDS

   The financial statements are unaudited and include the accounts of Conso International Corporation (the "Company"), and its wholly-owned subsidiaries, Simplicity Capital Corporation and its subsidiaries, British Trimmings Limited and its subsidiaries, India Trimmings Limited, and Conso's majority-owned subsidiary Val-Mex, S.A. de C.V.

   The British Trimmings Limited and Simplicity's foreign subsidiaries balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as published in the Wall Street Journal. Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average exchange rates. The resulting currency translation adjustments are accumulated and reported as a separate component of shareholders' equity. From time to time the US parent company loans or is loaned amounts from its foreign subsidiaries. The Company's policy is that such amounts are repayable in the functional currency of the subsidiary. Translation gains and losses and all exchange gains and losses on realized foreign currency transactions are included in the results of operations. The India Trimmings and Val-Mex subsidiaries' operations are not significant in relation to the Company's operations. All material inter-company accounts and transactions and profit and loss on inter-company transactions are eliminated in consolidation.

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for the Company for the fiscal year beginning June 28, 1998. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income (including, for example, unrealized holding gains, unrealized foreign currency translation gains, and losses on available-for-sale securities) be reported in the statement of operations, statement of shareholders' equity, or in a separate disclosure. The Company has chosen to disclose these amounts in the statement of shareholders' equity and components of comprehensive income. The accumulated balance of other comprehensive income is disclosed separately from retained earnings in the equity section of the balance sheet.

   Also, in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company for the fiscal year beginning June 28, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments in its fiscal year end financial reports. The Company has not yet completed its analysis of which additional operating segments, if any, it will report on separately, or increase in disclosures, if any, will be required beyond that already reported in its financial statements. SFAS No. 131 does not apply to interim financial information in the first year of adoption.

   In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure About Pension and Other Postretirement Benefits - an Amendment of FASB No. 87, 88, and 106." SFAS No. 132 revises disclosures about pensions and other postretirement benefit plans. SFAS No. 132 is effective for the Company for the fiscal year beginning June 28, 1998.

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

2.  INTERIM PERIOD FINANCIAL STATEMENTS

   The unaudited consolidated financial statements for the three months and nine months ended March 27, 1999 and March 28, 1998 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending July 3, 1999. See note 1 to the consolidated financial statements for the year ended June 27, 1998, for disclosure of significant accounting policies followed by the Company.

   The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The three-month and nine-month periods ended March 27, 1999 and March 28, 1998 each include 13 and 39 weeks, respectively. Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES

   The composition of inventories at March 27, 1999 and June 27, 1998 was as follows:

                                March 27, 1999         June 27, 1998
                                --------------         -------------
          Raw Materials            $ 8,620,000           $ 8,014,000
          Work-In-Process            5,556,000             5,116,000
          Finished Goods            16,635,000            17,228,000
                                   -----------           -----------
          Totals                   $30,811,000           $30,358,000
                                   ===========           ===========

4. LONG-TERM DEBT -- NOTE PAYABLE

   Effective November 1998, the Company converted its fixed rate on its term loan with NationsBank (at 7.4%) to a floating rate at 90-day LIBOR plus 1.45% (or 6.53% at March 27, 1999). Concurrently, the Company entered into a $19.5 million interest rate swap with NationsBank for a 5-year term which effectively fixes the Company's interest rate on the term loan at 6.75%. The interest rate swap accomplishes this rate reduction while avoiding the costs of refinancing the term loan. The interest rate swap includes a "mark-to-market" provision should the Company elect to terminate the swap prior to maturity. Under this provision Conso could realize a gain or a loss depending on the interest rate conditions at the time the swap is terminated.

5. INCOME TAXES

    The Company did not record any additional Jobs Tax Credit in the third quarter since employment levels in South Carolina did not change. For the year the tax rate was positively affected by the recording of foreign and AMT credits of $288,000, available in the recent tax filing period.

6.  STOCK OPTIONS

   On September 5, 1995, the Company granted options to certain key employees to purchase an aggregate of 93,600 shares of the Company's common stock under its 1993 Stock Option Plan of which 2,775, 800, 1,200, 1,200, 2,625, 825 and 825 options were exercised on December 18, 1996, October 28, 1996, January 27, 1997, February 28, 1997, May 23,1997, July 28, 1997 and October 16, 1997,
respectively. The options were granted at $6.67 per share and are exercisable at one-third of the total shares for a three year period. The options expire after five years and are subject to continued employment by the employee. All amounts are adjusted for stock splits.

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

                                                    Three Months Ended                      Nine Months Ended
                                           ------------------------------------   ----------------------------------
                                           March 27, 1999       March 28,  1998   March 27, 1999      March 28, 1998
                                           --------------       ---------------   --------------      --------------
Net income - as reported                     $1,138,000           $1,087,000        $4,459,000           $3,403,000
Less compensation per SFAS 123                  (21,000)             (31,000)          (74,000)             (94,000)
                                             ----------           ----------        ----------           ----------
Net income - as proforma                     $1,117,000           $1,056,000        $4,385,000           $3,309,000
                                             ==========           ==========        ==========           ==========
Net income per share - as reported           $     0.16           $     0.15        $     0.61           $     0.45
                                             ==========           ==========        ==========           ==========
Net income per share - as proforma           $     0.15           $     0.14        $     0.60           $     0.44
                                             ==========           ==========        ==========           ==========
Net income per share - assuming
  dilution - as reported                     $     0.16           $     0.15        $     0.60           $     0.45
                                             ==========           ==========        ==========           ==========
Net income per share - assuming
  dilution - as proforma                     $     0.15           $     0.14        $     0.60           $     0.44
                                             ==========           ==========        ==========           ==========
Weighted average number of shares
  outstanding                                 7,334,000            7,476,000        7,357,000             7,487,000
Options assumed to be exercised                  76,000               83,000                                 84,000
Shares assumed to be repurchased
  ((83,350 shares x $6.67)/$7.77)                                    (72,000)
  ((83,773 shares x $6.67)/$9.60)                                                                           (58,000)
  ((75,755 shares x $6.67)/$6.70)               (75,000)
Weighted average number of shares
  outstanding - assuming dilution             7,335,000            7,487,000         7,357,000            7,513,000
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

7.  DIRECTORS STOCK ELECTION PLAN

   In January 1997, the Company established a Stock Election Plan for Non-Employee Directors whereby non-employee directors may elect to receive their director compensation in common stock in lieu of cash payments. The plan permits the award of up to 25,000 shares of the Company's stock in lieu of director compensation. During the quarter ended March 27, 1999, 989 shares were issued. During the quarter ended December 26, 1998 and the quarter ended September 26, 1998, 1,468 shares and 1,424 shares, respectively, were issued in accordance with directors' elections. The compensation related to shares issued under this plan has been expensed.

8.   STOCK REPURCHASE

   On November 10, 1997, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares of its outstanding common stock, or about 6.7% of the outstanding shares. The state of South Carolina (the state of incorporation of the Company) defines reacquired shares as retired. Accordingly, the repurchases have been accounted for using the constructive retirement method, consistent with the Business Corporation Act. No purchases took place during the third quarter. The following are the repurchases to date:

                             NUMBER          REPURCHASED
            REPURCHASE      OF SHARES        DOLLAR VALUE         TOTAL COST
              DATES        REPURCHASED*        PER SHARE          OF SHARES*
        ---------------------------------------------------------------------
          Prior Periods         248            $7.66               $ 1,902
                                ===                                =======

    * Amounts in thousands

   Repurchases are made depending upon market conditions. The Company's Executive Committee will direct the repurchases and approve prices and other terms. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities.

9.   BUSINESS ACQUISITIONS

   Simplicity Pattern Company - Effective June 19, 1998, the Company acquired all the outstanding common stock of Simplicity Capital Corporation (Simplicity), the indirect parent company of Simplicity Pattern Co., Inc. (the operating company). The consideration paid was $31,534,000 (consisting of the cash purchase price, transaction expenses and related accruals, less the cash held by Simplicity) plus the assumption of certain of Simplicity's liabilities, for a total purchase price of $52,199,000, in a transaction accounted for in accordance with the purchase method of accounting.

   On April 12, 1999, the Company purchased the assets of the Hwalek Corporation ("VNI") for $140,000. VNI is a resin manufacturer for decorative hardware. As the consideration paid was not material, financial statement presentation will not be impacted.

10.  RELATED PARTY TRANSACTIONS

   In July, the Company purchased real property owned jointly by Mr. and Mrs. Findlay, the Company's Chairman and the Sr. Vice President of Business Development, respectively, for use as a conference center in exchange for shares of the Company's common stock. The Company issued 78,788 shares of common stock to Mr. and Mrs. Findlay jointly as consideration for the acquisition of the real property. Such consideration was based upon a closing price of the common stock of $8.25 on July 1, 1998 at value of $650,000 (the Findlay's cost basis in the real property).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the attached consolidated financial statements and notes, and with the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998, including the financial information and management's discussion contained or incorporated by reference.

HISTORICAL RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 27, 1999 COMPARED TO THE QUARTER ENDED MARCH 28, 1998.

   Net sales for the quarter ended March 27, 1999, were $29.0 million, up from the prior year's third quarter sales of $17.6 million or 64.9%. Net sales at Conso Products US were up $110,000 or 0.9%, while net sales at British Trimmings, decreased $520,000 or 10.3%. Additional sales of $11.8 million from Simplicity, which was acquired in June 1998, accounted for most of the increase.

Sales for the third quarter by customer type were as follows:

                                                                                       Compared to the Quarter
                                                      Amount    % of Net Sales         Ended March 28, 1998
                                                     -------    --------------         -----------------------
         Manufacturers - Conso US and BT             $ 6,823          23.5%            down             0.3%
         Distributors - Conso US and BT                7,116          24.5             down             9.8%
         Retailers - Conso US and BT                   3,265          11.3             up              13.5%
         Manufacturers - Simplicity                      347           1.2             new               -
         Distributors -  Simplicity                      157            .5             new               -
         Retailers - Simplicity                       11,341          39.0             new               -
                                                     -------          ----                            ------

                  Total                              $29,049         100.0%            up              64.9%
                                                     =======         =====                            =====

   Products sales to manufacturers (excluding Simplicity) decreased 0.3% overall in the third quarter. These sales to manufacturers were up 1.1% in the US and down 5.8% in the UK. In the UK, sales to manufacturers and other customer groups continue to be hampered by the strength of the British pound against foreign competitors' currencies, and a weak UK economy. The sales force of Simplicity UK and British Trimmings have been combined to provide a new direction and reduce costs. Both the US and UK operations continue to be impacted by strong foreign based competition.

   Product sales to distributors (excluding Simplicity) were down 9.8%. Conso Products US sales to distributors were down 7.0%. British Trimmings sales were down 13.8%. The weakness in sales at British Trimmings was due to a drop in sales to the reupholster wholesalers, and price pressure from suppliers in Spain and Belgium due to a strong British Pound. For Conso Products US, distributors shipments in the third quarter were affected by production delays due to the transfer of operations to our new dyehouse facility.

   Sales to retailers for Conso Products US and British Trimmings were up 13.5% overall. Conso Products US was up 14.9% while British Trimmings was up 3.2%. A new program for a customer in the US and a new Canadian customer accounted for most of the increase. In the UK, the increase in the retail business was primarily the result of higher sales through Wendy Cushing Trimmings.

    To address competition and focus on sales growth in the retail segment, management will be utilizing Simplicity's distribution channels and joining with Simplicity sales management and personnel to establish new and improved relationships with customers. In addition, the Company will continue to look for additional products to sell through its combined customer base.

   The most substantial increase in revenues during the third quarter came from the acquisition of Simplicity. This acquisition provided $11.8 million in additional revenue and propelled the retail segment from the smallest to the largest for the combined company. With the addition of Simplicity, the Company is focusing on cross merchandising and marketing opportunities to promote increased sales of both patterns and trimmings products.

   Comparable international sales (excluding Simplicity) outside the US and UK (the Company's primary sales regions), for the third quarter decreased 10.3% to $1.9 million, from $2.1 million in the prior year. With Simplicity's $1.9 million in sales outside the US and UK, export sales totaled $3.8 million, accounting for 13.0% of Company-wide revenues.

International sales, by geographic region, are as follows:

                                                                                        Compared to the Quarter
                                                     Amount         % of Net Sales      Ended March 28, 1998
                                                     -------        -----------------   --------------------
Conso Products US and British Trimmings
                  Western Hemisphere                 $   893             3.1%             up              0.1%
                  Europe and Middle East                 709             2.4              down           17.9%
                  Pacific Rim                            269              .9              down           18.9%
                                                     -------            ----
                       Total                         $ 1,871             6.4%             down           10.3%
Simplicity
                  Western Hemisphere                 $   563             2.0              new              -
                  Europe and Middle East                 670             2.3              new              -
                  Pacific Rim                            674             2.3              new              -
                                                     -------            ----
                       Total                         $ 1,907             6.6              new
                                                     -------            ----
                   Company Total                     $ 3,778            13.0%             up             65.0%
                                                     =======            ====


   Stronger Canadian sales have compensated for decreases in Latin and South America. European business continues to be negatively affected by competition in those areas, and the strength of the British pound against the competitors' currencies. Sales in the Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region. Despite these declines in international sales by Conso Products US and British Trimmings, exports (outside of the US and UK) grew 65.0% due to export sales of Simplicity.

   As a result of the increased revenues associated with the acquisition of Simplicity, the Company's gross margin increased from $6.0 million to $11.3 million, a $5.4 million or 90.5% improvement. In addition, the gross margin rate increased due to Simplicity's historically higher gross margin which was 45.9% for the current quarter. Gross margin increased as a percentage of sales at British Trimmings and remained flat in dollar terms despite a 10.3% drop in net sales as a result of increased prices as of January 1, 1999, cost reductions, reduced sales of low margin specials, and increased sales of higher margin products by Wendy Cushing Trimmings.

   Conso Products US experienced a drop in gross margin from 37.4% last year to 36.6% this year. Gross margin was negatively impacted by transfer delays at the dyehouse, greater depreciation from the dyehouse, an unfavorable medical claims adjustment at the plan year-end, and continuing pricing pressure from competition.

   The problems at the dyehouse resulted in bottlenecks in production causing inefficiencies in many departments. These increased costs were associated with unfavorable production variances. These unfavorable variances will also negatively impact the fourth quarter. The method and location of production for many items is being reviewed to move higher labor content production to lower cost locations (i.e. Mexico and India) to reduce cost. The transfer of dyehouse equipment was completed in April and dyehouse production has increased significantly.

   Distribution expenses increased $1.6 million from $0.8 million to $2.4 million, and from 4.6% of sales to 8.2% of sales. The primary cause for the increase in expense was the acquisition of Simplicity, with distribution costs of 12.9% of its sales. At Conso Products US, distribution expenses increased from 4.4% to 4.6%. Distribution expenses remained flat at British Trimmings, but increased as a percent of sales from 5.2% to 5.9%, because of lower net sales. Distribution is receiving a greater portion of fixed overhead expense due to lower manufacturing levels at British Trimmings, which is offsetting cuts in controllable expenses.

   Selling expenses increased $867,000, but declined as a percentage of sales from 12.2% to 10.4%. The acquisition of Simplicity added $884,000 of selling expenses at 7.5% of its net sales. At Conso Products US, selling expenses increased $40,000 from 12.0% to 12.2% of net sales. At British Trimmings, selling expenses were $58,000 lower, but increased as a percentage of sales from 12.7% to 12.9% due to declining sales.

   General and administrative costs (including amortization) increased $2.3 million, due primarily as a result of the Simplicity acquisition. As a percentage of sales general and administrative costs increased from 5.4% to 11.1%. Simplicity added $2 million in general and administrative costs (including the amortization of intangibles), or 17.2% of its net sales. Conso Products US general and administrative costs increased $246,000, (excluding translation losses), and increased from 5.1% to 7.0% of net sales. This increase was primarily a result of increased travel costs and professional fees required to manage a larger organization, pursuit of potential acquisitions, higher bonus expense and increased investor relations efforts. British Trimmings' general and administrative costs declined $16,000 but increased from 6.4% to 6.8% of net sales due to declining sales. The British Trimmings reduction comes from reduced personnel levels and lower legal fees.

   Operating income increased $673,000 or 32.9%, primarily as a result of the changes in gross margin, lower operating costs and the Simplicity acquisition. Conso Products US operating income declined $384,000, while British Trimmings increased $71,000. This net decline was offset by the $987,000 in operating income added by Simplicity.

    Interest expense increased substantially with the increase in debt to acquire the Simplicity business. The effective tax rate also increased with the addition of the Simplicity business and its historically higher effective rate. In addition, gross margin was impacted by the additional charge to cost of goods sold of $171,000 this quarter, resulting from the adjustment of Simplicity inventory to market value at the purchase date as required by GAAP.

HISTORICAL RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MARCH 27, 1999 COMPARED TO THE NINE MONTHS ENDED MARCH 28, 1998.

   Net sales for the nine months ended March 27, 1999, were $88.6 million, up from the prior year's nine months sales of $53.3 million or 66.1%. Net sales at Conso Products US were up $45,000 or 0.1%, while net sales at British Trimmings decreased $1,524,000 or 10.1%. The additional revenue of $36.7 million from Simplicity, which was acquired in June 1998, accounted for most of the increase in revenue over the prior year.

Sales for the nine months by customer type were as follows:

                                                                                Compared to the Nine Months
                                                     Amount    % of Net Sales   Ended March 28, 1998
                                                    --------   --------------   ---------------------------
         Manufacturers - Conso US and BT            $ 20,674       23.3%        down              1.6%
         Distributors - Conso US and BT               21,886       24.7         down              7.9%
         Retailers - Conso US and BT                   9,288       10.5         up                8.5%
         Manufacturers - Simplicity                      723         .8         new                -
         Distributors - Simplicity                       391         .5         new                -
         Retailers - Simplicity                       35,592       40.2         new
                                                    --------      -----                          ----

         Total                                      $ 88,553      100.0%        up               66.1%

   Product sales to manufacturers (excluding Simplicity) decreased for the nine months and were down 1.6% overall. The sales to manufacturers were up 0.4% in the US and down 10.2% in the UK. Continuing competition and the dyehouse delays in the second quarter offset the gain within the US manufacturing segment in the first quarter. Shipments to manufacturers returned to prior year levels in the third quarter. In the UK, sales to manufacturers and other customer groups continued to be hampered by the strength of the British pound against foreign competitors' currencies and a weak UK economy. Consolidation has been effected between the sales teams of Simplicity UK and British Trimmings to provide new direction and consolidation of efforts. Both the US and UK operations continue to be adversely impacted by competition.

   Product sales to distributors (excluding Simplicity) were down 7.9%, with Conso Products US down 4.8% and British Trimmings down 12.4%. In the US, the majority of the decline was due to shipment delays from dyehouse inefficiencies and some competitive pressures. The weakness in sales at British Trimmings was due to a drop in sales to the reupholster wholesalers and price pressure from suppliers in Spain and Belgium due to a strong British Pound.

   Sales to retailers for Conso Products US and British Trimmings were up 8.5% overall. These sales were up 9.0% at Conso Products US and up 6.0% at British Trimmings. In the US, a new initial stock program to a customer accounted for the majority of the increase. In the UK, the increase in the retail business is primarily a result of additional sales through Wendy Cushing Trimmings.

   The most substantial increase in revenues during the nine months came from the acquisition of Simplicity. This acquisition provided $36.7 million in additional revenue and propelled the Company's smallest segment (retail) to its largest. With the addition of Simplicity, the Company is focusing on cross merchandising and marketing opportunities to promote increased sales of patterns and products.

   Comparable international sales (excluding Simplicity) outside the US and UK (the Company's major sales regions), for the nine months decreased 3.7% to $6.1 million, from $6.3 million in the prior year. With Simplicity's $4.9 million in sales outside the US and UK, export sales totaled $11.0 million, accounting for 12.5% of Company-wide revenues, compared to 12.3% in the prior year. Sales outside the US and UK, by geographic region, were as follows:

                                                                                  Compared to the Nine Months
                                                      Amount    % of Net Sales    Ended March 28, 1998
                                                     -------    --------------    ---------------------------
Conso Products US and British Trimmings
                  Western Hemisphere                 $ 3,131        4.2%             up                 5.9%
                  Eastern and Middle East              2,028        2.6              down               7.8
                  Pacific Rim                            966        1.3              down              20.0
                                                     -------       ----
                      Total                          $ 6,125        8.1%             down               3.7%
Simplicity
                  Western Hemisphere                 $ 1,750        2.3              new                 -
                  Europe and Middle East                 941        1.2              new                 -
                  Pacific Rim                          2,233        2.9              new                 -
                                                     -------       ----
                       Total                         $ 4,924        6.4%             new
                                                     -------       ----
                  Company total                      $11,049       14.5%             up                73.6%
                                                     =======       ====

   European business continues to be negatively affected by competition in those areas, and the strength of the British pound against the competitors' currencies. Sales in the Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region. Despite factors decreasing comparable international sales, exports (outside of the US and UK) grew 73.6% due to the acquisition of Simplicity.

   As a result of the increased revenues, the Company's gross margin increased from $18.6 million to $35.3 million, a $16.8 million or 90.3% improvement primarily due to the Simplicity acquisition. In addition, the gross margin rate increased due to Simplicity's historically higher gross margin rate of 47.1% for the nine months. At British Trimmings, cost controls were offset by the 10.1% reduction in revenue, resulting in a $573,000 or 14.3% reduction in gross margin. British Trimmings is making progress in improving its margin, with increased prices and lower costs as the year progresses.

   At Conso Products US the gross margin increased $47,000 or 0.3%. Gross margin remains level because of competition, both domestically and from lower-cost imports of certain items and operational problems associated with the new dyehouse, along with higher depreciation for the dyehouse. In some cases, product volume has been maintained but at the expense of margin and sales dollars due to product reformulation and reductions in pricing to meet the competition. Potential increases in gross margin dollars could be accompanied by declines in revenue dollars associated with lower priced products to meet competitive offerings.

   Distribution expenses increased $4.6 million from $2.4 million to $7.0 million, and from 4.6% of sales to 8.0% of sales. The cause for the increase in expense is a result of the acquisition of Simplicity, with distribution costs of 12.6% of its net sales. At Conso Products US, distribution expenses increased approximately $69,000 from 4.1% to 4.3% of sales, primarily as a result of the increased depreciation expense relating to the new warehouse facility in Union, SC. Distribution expenses at British Trimmings decreased $71,000 but increased as a percentage of sales from 5.8% to 6.0% due to lower net sales. The dollar decrease resulted from personnel changes and a decrease in credits issued for freight, and was partially off set by larger allocations of fixed expenses from lower manufacturing levels.

   Selling expenses increased $2.2 million, but declined as a percentage of sales from 11.9% to 9.7%. The acquisition of Simplicity added $2.6 million of selling expenses at 7.1% of its net sales. At Conso Products US, selling expenses declined $82,000 from 11.4% to 11.2% of net sales, and at British Trimmings, selling expenses declined $267,000 from 13.1% to 12.6% of net sales.

   General and administrative costs (including amortization) increased $6.7 million, due primarily as a result of the Simplicity acquisition. As a percentage of sales, general and administrative costs increased from 6.5% of net sales to 11.4%. Simplicity added $6.4 million in general and administrative costs (including the amortization of intangibles), at 17.6% of its net sales. Conso Products US general and administrative costs increased $425,000, excluding transaction losses, and increased from 5.9% to 7.0% of its net sales. This increase relates, among others, to increased travel costs and professional fees required to manage a larger organization, pursuit of potential acquisitions, higher bonus expense, and increased investor relations efforts. British Trimmings same costs declined $253,000 from 7.8% to 6.8% of its net sales. The British Trimmings reduction comes from reduced personnel levels and lower legal fees.

    Operating income increased $3.3 million or 51.4%, primarily as a result of the change in margin, lower operating costs and the Simplicity acquisition. The Simplicity acquisition resulted in a $3.7 million increase in operating income. Conso Products US operating income decreased $412,000. British Trimmings operating income increased $18,000.

   Interest expense increased substantially due to the increase in debt incurred to acquire the Simplicity business, while the effective tax rate was favorably affected by a one-time tax benefit of foreign tax and alternative minimum tax credits. This additional income has been partially offset by the additional charge to cost of goods sold of $513,000 resulting from the write-up of Simplicity inventory to market value at the purchase date as required by GAAP.

   Net income increased $1.1 million or 32%, from $3.4 million to $4.5 million. This gain in net income resulted in an earnings per share increase of $0.16 on a historical basis, from $0.45 per share in the prior year, to $0.61 per share for the current year. An increase of $1.2 million came from the addition of Simplicity. British Trimmings losses increased by $42,000. While Conso Products net income decreased $53,000 for the nine months, the overall effect on earnings per share were minimal.

LIQUIDITY, CAPITAL RESOURCES AND YEAR 2000

   The Company has been able to finance its operations and capital requirements through internally generated funds and bank borrowings, except for the acquisition of British Trimmings in connection with the Company's IPO in 1993. Bank borrowings were increased in June of 1998 to finance the purchase of Simplicity. As of the end of the third quarter, credit line availability was approximately $6.3 million under the Company's revolving loan facility and $1 million under the letters of credit facility.

   In November 1998, the Company converted its fixed rate on its term loan with NationsBank (at 7.4%) to a floating rate at 90 day LIBOR plus 1.45% (or 6.75% at March 27, 1999). Concurrently, the Company entered into a $19.5 million interest rate swap with NationsBank pursuant to which it effectively fixed the interest rate under the term loan at 6.75% until the maturity of the term loan.

   Operating cash flow decreased $99,000 for the nine months of fiscal 1999, compared to 1998, however Simplicity provided approximately $0.9 million of operating cash flow.

   On November 10, 1997, the Board of Directors authorized the purchase of up to 500,000 shares of common stock. During the third quarter no shares were purchased, leaving the total number of shares repurchased at 248,000. Repurchases may be made from time to time depending upon market conditions. The Company's executive committee will direct the specific repurchases. The Company expects to fund repurchases either through internally generated funds or existing credit lines, but may consider additional credit facilities.

   The Company has budgeted approximately $4.0 million for a new dyehouse and related equipment. Approximately $4.3 million dollars had been spent on this project as of the end of the third quarter, with less than $100,000 remaining to be spent. In July, the Company purchased real property owned jointly by Mr. and Mrs. Findlay, the Chairman and the Sr. Vice President of Business Development, respectively, for use as a conference center in exchange for shares of the Company's common stock. The company issued 78,788 shares of common stock to Mr. and Mrs. Findlay jointly as consideration. Such consideration was based upon a closing price of the common stock of $8.25 on July 1, 1998 at a value of $650,000 (the Findlay's cost basis in the real property). During the second quarter, an additional $1.7 million was approved for the enhancement of Simplicity's catalog software to support increased cross-merchandising activities. Approximately $655,000 was spent on the project since its inception. Capital expenditures for the first nine months of the year, excluding the dyehouse and catalog projects and the purchase of the Conso Conference Center were $2.0 million. Approximately $1.2 million is budgeted for the remainder of fiscal year 1999 for ongoing (non-dyehouse or special project related) capital expenditures.

   The Company is on schedule with its five-phased plan for Y2K compliance. Phase 1 is identifying systems with Y2K issues. Phase 2 is the development of action plans for Y2K compliance. Phase 3 is the implementation of action plans through the modification or replacement of all necessary hardware and software in time for adequate testing, and implementation to avoid Y2K issues. Phase 4 is the testing phase, and Phase 5 is the final and implementation phase.

   The Company has budgeted $500,000 of capital expenditures to address remaining Y2K issues of which approximately $177,000 has been spent. No material amounts were expensed during the third quarter for Conso Products US and British Trimmings, however $67,000 has been expensed year to date. Almost all planned Y2K upgrades are complete at Conso Products US and British Trimmings. The major outstanding projects to be completed are the replacement of a mainframe at Simplicity and the conversion of Simplicity's financial systems to Conso US's systems. To date, Simplicity has incurred labor expense of approximately $93,000 in connection with this project. The mainframe has been purchased and should be installed by June 30th. The financial system conversion is in the testing phase currently; and this project should also be complete by June 30th.

   The Company believes that the planned upgrades should result in its internal systems being substantially Y2K compliant by June 30, 1999. The Company's main contingency plan is to use additional labor to overcome any Y2K issue which was either unforeseen or for which modifications did not adequately solve. The use of extra labor would negatively affect the Company's earnings during the period(s) that it was needed.

   The Company has surveyed its major vendors and customers for their Y2K readiness. The Company believes that it will not suffer any material disruptions to its business as a result of its vendors and customers not being Y2K compliant based on their responses.

   The Company believes that cash generated by operations and available for borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements (including requirements to address the Y2K issues) for the foreseeable future, excluding possible acquisition of other businesses. Based on the Company's financial position, the Company believes that it will be able to obtain any additional financing necessary to fund its planned long-term growth and expansion. Such additional financing may include long-term debt or equity; however, the Company has not yet made arrangements for such additional financing.

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




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       27    Financial Data Schedule

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended March 27, 1999.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         CONSO INTERNATIONAL CORPORATION


Dated:                                            By:   /S/ Richard A. Zonin
   Name:  Richard A. Zonin
   Title: Chief Financial Officer and
            Vice President of Finance/Treasurer
            (Principal Financial Officer)

Dated:                                            By: /S/ Richard G. Christensen
   Name:  Richard G. Christensen
   Title: Chief Accounting Officer and
            Vice President