Form 10-K
period 1999-07-03
CONSO INTERNATIONAL CORP
filed 1999-10-01
CIK 914448

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended July 3, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from       to
                                      -----    ------

                         Commission file number: 0-22942

                         CONSO INTERNATIONAL CORPORATION
-------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO   [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of shares of the Registrant's Common Stock, its only outstanding class of voting stock, held by non-affiliates of the Registrant as of September 15, 1999, was $37,624,328.

The number of shares outstanding of the Registrant's Common Stock, its only outstanding class of common equity, as of September 15, 1999, was 7,334,177.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document                                                     Parts into which Incorporated
---------------------                                                     -----------------------------
1999 Annual Report to Shareholders for the fiscal year ended
July 3, 1999                                                              Part II
Proxy Statement for Annual Meeting of Shareholders to be
held November 9, 1999                                                     Part III

PART I

ITEM 1. BUSINESS

GENERAL

    Conso International Corporation, together with its subsidiaries (the "Company"), is the world's largest manufacturer of decorative trimmings for the home furnishings industry and, through its subsidiary, Simplicity Pattern Co., Inc. ("Simplicity"), is a leading producer of patterns and other instructional material for home sewing of apparel, home decorating, and crafts. Conso International Corporation, including its British Trimmings ("BT") subsidiary, produces and sells a full range of knitted and woven fringes, decorative cords, tasseled accessories, jacquard and other woven braids, and apparel trims, as well as sewing tapes and supplies. Conso also distributes decorative window accoutrements and other home furnishings accessories. Through a worldwide sales force, the Company's products are marketed to manufacturers, distributors and retailers. Manufacturing facilities are located in the United States, the United Kingdom, Mexico, and India.

    Conso's US business, which can be traced back to 1867, was acquired from Springs Industries, Inc. in 1986 when Conso International was organized by a group of investors that included J. Cary Findlay, who became its Chief Executive Officer and, subsequently, its sole shareholder. In December 1993, the Company made its initial public offering of its Common Stock and, using a portion of the proceeds of the offering, acquired British Trimmings (Holdings) Limited, a privately held English company, which is now known as "British Trimmings Limited" and is one of the leading producers of decorative trimmings in the United Kingdom. In connection with the offering, Conso Products Company changed its jurisdiction of incorporation from Delaware to South Carolina. In June 1998, the Company completed the acquisition of Simplicity Capital Corporation, the parent company of Simplicity Pattern Co., Inc. Effective November 10, 1998, Conso Products Company changed its name to Conso International Corporation. However, the Company still does business as Conso Products Company.

    Unless the context otherwise requires, all references in this report to "Conso" or "Conso US" are to Conso International Corporation, its Delaware predecessor, and its majority-owned Mexican and Indian subsidiaries; all references to "BT" are to British Trimmings Limited, its corporate predecessors and subsidiaries; all references to "Simplicity" are to Simplicity Capital Corporation and its subsidiaries; and all references to the "Company" include Conso, BT, and Simplicity.

    The fiscal years ended July 3, 1999, June 27, 1998 and June 28, 1997 are referred to herein as the "1999 fiscal year" or "fiscal 1999", the "1998 fiscal year" or "fiscal 1998", and the "1997 fiscal year" or "fiscal 1997", respectively. The 1999 fiscal year consists of 53 weeks, while fiscal 1998 and 1997 each consist of 52 weeks.

    In June 1998, Conso acquired all the outstanding common stock of Simplicity Capital Corporation, the parent company of Simplicity Pattern Co., Inc. (the operating company). The consideration paid was $31,702,000 (consisting of the $33,000,000 cash purchase price, less cash acquired of $2,066,000 and including $768,000 of transaction expenses) plus the assumption of certain of Simplicity's liabilities, for a total purchase price of $53,456,000. Simplicity Pattern Co., Inc. was founded in 1927, and is one of the world's largest producers of home sewing patterns. Simplicity designs its patterns in New York and London, produces them in the United States and distributes them worldwide.

    The Company's global growth strategy for the future includes:

    - Additional business acquisitions as attractive opportunities are identified;

    - Continual introduction of new decorative trimmings products and the cross-merchandising of existing products between Conso US and BT and through Simplicity publications;

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

INDUSTRY

    The decorative trimmings industry constitutes a small portion of the home furnishings industry. The Company's management is not aware of any definitive published data on the size of the decorative trimmings industry. Both Conso US and BT have many competitors for various parts of their businesses; however, many of these competitors are small and most do not offer the same breadth or depth of collections or ranges of products.

    Demand for Conso US' and BT's products varies as fashion trends in home furnishings and the relative cost of various products changes. Total demand is also affected by population growth and demographics, consumer spending and confidence in the economy, levels of disposable income, geographic mobility of consumers, housing starts, and residential housing sales. The Company believes that it has been able to increase the demand for decorative trimmings, and therefore expand the market, through aggressive merchandising support of resellers and education of end-users as to applications for its products. The acquisition of Simplicity enables the Company to elevate the support of merchandisers and education of end-users through publications and materials in regular direct contact with the end consumer, and through the use of a widely recognized and well-respected brand name. Accordingly, the Company intends to aggressively pursue the further promotion of Simplicity's publications and its name to promote the Company's other products.

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

    Simplicity competes in the home sewing and crafts industry, and distributes its products primarily through retailers. The home sewing and crafts industry includes a variety of products such as fabric, patterns, notions, crafts and other related supplies. The pattern segment represents a relatively small, niche market within the home sewing and crafts industry.

    The Company's management is not aware of any definitive published data on the size of the pattern industry or the revenues of its competitors. However, the Company believes that, based on the number of Simplicity products and its competitors' products seen in retail stores, it is one of the largest of the four major producers of patterns in the world.

    The home sewing and craft industry has significant overlap with the home decorating industry in which the Company has a significant presence with its trimmings and decorative accessories products. The Company's strategy is to use this overlap, and the cross-merchandising of products through selling materials and patterns, to increase the presence of its products, including patterns, within both the home decorating and home sewing and crafts industries.

PRODUCTS

    Decorative trimmings produced and sold by both Conso US and BT include various fringes, cords and tasseled accessories that are used on the edges of chairs, sofas, decorative pillows, draperies and other home furnishings. Fringes may include a brush fringe or ruche around the edge of a pillow or a heavy bullion fringe around the base of a sofa. Tassel fringe is often used to edge draperies and decorative pillows. Knitted and woven braids produced are used to border or frame pillows, curtains and upholstered pieces. Cord without a lip or flange may be used to border a mirror or a room and can be used to hang pictures and mirrors.

    BT also produces and sells apparel trimmings including sequin and glitter trimmings, gimp trims and froggings. Some of the braids and other stock products that are produced by both Conso US and BT are also used in apparel.

    Conso US also produces and sells sewing tapes and cords, and distributes other sewing and workroom supplies purchased from others. Conso US and BT design and distribute accessories for window furnishings and other decorative accessories for the home.

The Company currently sources the production of most of its decorative accessories to both foreign and domestic vendors. With the purchase of VNI in April 1999, the Company purchased its main supplier of resin hardware products to allow for quicker product development and better quality control. This purchase was the first step in internalizing more decorative accessories production.

    With the acquisition of Simplicity, the Company has expanded its products to include home sewing patterns. The pattern products of Simplicity are produced and sold under the Simplicity, New Look, and Style brand names. The Simplicity brand is one of the most respected, well-known names in the home sewing and crafts industry. Simplicity offers approximately 1,500 patterns for sale and updates over 500 of those designs each year to respond to market trends and keep its design selection fresh. The patterns available from Simplicity offer consumers a wide selection of fashion apparel, home decorating, crafts, and costume designs.

    Consumers use patterns to construct fashion apparel, home sewing, craft and costume items. An outline and instruction guide for a garment or craft shape is designed and printed on paper. The outline is used as a blueprint which consumers place on the fabric to properly guide the cutting of the fabric into pieces. Using the instructions, the consumers then sew the appropriate pieces together as noted. Simplicity is known for superior, easy-to-follow instructions that simplify the entire sewing process.

    The following table sets forth, for the periods indicated, certain information relating to sales of Conso's and BT's product lines for the current and prior two fiscal years. Simplicity sales are included in the current year:

                                                FISCAL YEARS ENDED
-------------------------------------------------------------------------------------------------------
                                       JULY 3, 1999             JUNE 27, 1998            JUNE 28, 1997
-------------------------------------------------------------------------------------------------------
                                               (DOLLARS IN THOUSANDS)
Catalog Stock Products
  Conso US -  Trimmings           $ 28,660       24.0%      $31,880       44.3%      $32,988       44.9%
  British Trimmings                 13,842       11.6        11,469       16.0        10,548       14.4
  Wendy Cushing Trimmings            1,275        1.1           982        1.4           912        1.2
  Decorative Accessories             1,944        1.6         1,740        2.4         1,376        1.9
  Workroom supplies                  4,629        3.9         4,459        6.2         4,557        6.2
Manufacturers' Specials:
    Conso US                      $ 14,619       12.2%       12,464       17.3        12,572       17.1
    British Trimmings                4,235        3.5         5,659        7.9         5,804        7.9
    Wendy Cushing Trimmings            648        0.5           619        0.9           677        0.9
Other miscellaneous products         1,611        1.3         2,589        3.6         4,013        5.5
                                  --------      -----       -------      -----       -------      -----
Subtotal Conso/BT                 $ 71,463       59.7       $71,861      100.0%      $73,447      100.0%
Simplicity Pattern Products       $ 48,197       40.3            --         --            --         --
-------------------------------------------------------------------------------------------------------
Total                             $119,660      100.0%      $71,861      100.0%      $73,447      100.0%
=======================================================================================================

    Details of operations and assets for the separate Conso US, Simplicity and BT companies are presented in the Company's Notes to Consolidated Financial Statements (Note 12) for the fiscal years Ended July 3, 1999, June 27, 1998 and June 28, 1997.

PRODUCT DESIGN AND DEVELOPMENT

    Because the demand for decorative trimmings is based upon fashion appeal to home furnishings manufacturers, interior designers and ultimately consumers, the success of the Company's decorative trimmings business is dependent upon its ability to design and develop a broad range of attractive products in a wide array of colors and color combinations (known as "colorways"). Conso US' current stock product lines of decorative trimmings include numerous items in various yarns, stylings and colorways comprising over 20,000 stock keeping units ("SKUs"), and BT currently stocks products comprising over 3,500 SKUs. Both Conso US and BT develop and market lines of complementary products in various stylings and colorways as "collections" or "ranges." Both businesses also manufacture custom trimmings as specified by their customers.

    Since 1987, the Company has developed decorative trimmings products in response to national market research and customer demand. The first line was the "Empress Collection," introduced in 1987 for the medium price range market. Wesley Mancini, a prominent designer of home furnishings fabrics, was engaged to select the first 13 colorways in the line and develop additional lines. Conso US has also introduced 15 additional collections of decorative trimmings in different yarns and colorways for various markets and price points, including the "Imperial Collection" designed by Mr. Mancini and introduced in 1989 for the higher price range market. The "Princess Collection", developed in 1989, and the "Louis XVII Collection", introduced in 1993 and designed by Louis Nicole, another well-known home furnishings designer, are marketed in the lower to medium price range for major retailers. In 1997, the Company added the "Cabaret" collection to meet market demand for a new look in the home furnishings market.

    BT has offered its "Tudor Range" since 1990 and introduced its "Elizabethan Range" in 1993, both of which are aimed at the medium price range market. The Tudor Range was expanded with additional colorways in 1992 and 1994. The Elizabethan Range, based on historical trimmings that would be found in a 15th century English mansion, emphasizes Britain's heritage in marketing British trimmings in home furnishings worldwide. In 1996, BT introduced its "Bloomsbury Range", aimed at the upper end market. In 1997, BT introduced "Cambridge" and "Oxford" ranges to aggressively pursue the upholstery market.

    The "Jaipur Collection" was added in 1999 at both Conso US and BT. The collection draws on a blend of styling, fabrications, and colorways from around the world to elegantly capture the trend of blending different styles within the same room. The eclectic mix is also designed to make the Company more competitive in the international market. Wendy Cushing is developing a new floral collection. This collection, with an extensive stock range, will be launched in Europe in September 1999 and in the US in 2000.

    With the acquisition of VNI, our major supplier of resin products, the Company increased the development of coordinating decorative accessories such as finials, curtain rods, brackets, tiebacks, rings, and sconces.

    Because sewing is an alternative to buying ready made items, Simplicity pattern designs must closely resemble silhouettes and prints produced by competitors in the apparel, home furnishings and craft industries. Simplicity is continuously developing designs into patterns in New York and London to ensure fresh new products for all its pattern brands. The Simplicity design team visits key domestic and European fashion centers and subscribes to a variety of international fashion, color and silhouette reports. Based upon this information and historical sales data, new pattern designs are created. The Company uses both staff and contract designers. Simplicity updates its pattern brands (Simplicity, Style and New Look) several times a year to offer the latest "looks" available.

    Simplicity introduced an upscale fashion line "Millennium by Simplicity" in the spring 1999 season. "Retro Simplicity" was also introduced in 1999; the line leverages Simplicity's archives to feature designs from earlier in the century. Simplicity expanded its medieval pattern selection as Renaissance Fairs and related activities have become more popular.


MARKETING AND SALES

    Conso US' decorative trimmings marketing program is directed by a marketing department assisted by a graphic design team and sample department. The marketing department is responsible for trade shows, advertising, sample binders and cards, displays, videos, catalogs, brochures and other selling aids as well as the development of new stock products.

    To market its collections of decorative trimmings, Conso US has created special sample binders for most collections. The binders allow the easy removal and use of sample cards, as well as the insertion of cards for new colorways and stylings added to the collections in later years. Conso US also distributes a color wholesale catalog that is produced annually by its graphic design team, and also produces brochures, sample cards and selling aids, and advertises its products in major trade publications.

    Since the acquisition of BT, the Company has established a marketing department at BT that works closely with and reports to the Conso US marketing group. BT also uses sample books and cards as its primary selling aids, as well as brochures and other materials produced by its in-house printing operation at its Leek, England facility. BT's first wholesale color catalog was introduced in January 1995 and is produced annually.

    Conso US displays its products at showrooms located at its New York sales office and at the Furniture Mart in Hickory, North Carolina and its Miami international sales office. BT maintains showrooms at its Stockport and London manufacturing facilities and Wendy Cushing Trimmings has a showroom at Chelsea Harbour in London. In calendar 1999, the Company will display the products of both Conso US and BT at a total of two trade shows in the United States, three in Europe, one in Singapore, and one in Dubai.

    Conso US' products are marketed and sold through a sales force of representatives located in various major US cities, sales personnel that travel internationally, and through foreign independent sales representatives. BT has sales personnel operating in various UK major cities, and uses independent sales representatives located in foreign countries. Wendy Cushing Trimmings is serviced by a sales representative in the United Kingdom and through designer (agent) and distributor showrooms in the United States and Canada. Since the Company's most significant sales presence is in the US and UK, the Company focuses its international sales efforts (other than sales into the UK) into three major sales regions: the Western Hemisphere (including Canada and Latin and South

America), Europe and the Middle East (including Africa, and excluding the UK), and the Pacific Rim (including Australia and New Zealand). The Company has international sales managers who are responsible for implementing the sales and marketing programs for the foreign geographic regions and directing services to these regions from international sales office in Miami, Florida, for Latin America and the Caribbean and in Stockport for Continental Europe, the Pacific Rim and the Middle East.

    Both Simplicity (www.simplicity.com) and Conso US (www.conso.com) have web sites. The sites are designed to provide information about the Company's products and allow customers to purchase catalogs. Currently, the Company does not directly distribute products using these sites.

    The key selling tools for Simplicity are the pattern catalogs that are prominently displayed and available for viewing by consumers at retail locations. The pattern catalog shows one or more pictures of all pattern designs available in each brand. Auxiliary catalogs also are produced to highlight specific merchandise categories such as children's apparel, holiday costumes, home decorating and crafts, and to increase retail presence and save consumers shopping time when looking for specific types of patterns. In 1999, Simplicity purchased new computer design and digital fabric scanning equipment that will allow the presentation of current fabrics in the pattern catalogs. This new catalog concept will be introduced in spring 2000.

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

    Simplicity also uses a variety of marketing tools to make its products available directly to consumers such as a web site, direct marketing programs, telemarketing and repeat customer programs to increase sales.

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

ORDER PROCESSING AND CUSTOMER SERVICE

    Customer service representatives in offices in Union, South Carolina and Stockport, England receive most of Conso US' and BT's orders directly from customers. Conso receives approximately 60% of orders by fax and 40% by phone, while BT receives approximately 80% of orders by fax and 20% by phone. The customer service operations include representatives for domestic stock orders, representatives who process international orders, and representatives who handle manufacturing specials orders.

    Because most of Conso US' and BT's customer orders are for stock items and because prompt response to customer orders is critical to customer satisfaction, Conso US and BT emphasize customer service and prompt fulfillment of orders. To that end, Conso US and BT maintain large inventories of stock items in a wide range of colors and color combinations, and have implemented computerized order entry, production, inventory management and shipping systems, including a computerized factory order materials requisition program with pre-established minimum and maximum formulas for levels of inventories based on sales history and forecasts for each SKU. These systems enable Conso US and BT to better maintain inventory levels for future demand by customers for each of its SKU's and to minimize backorders.

    Simplicity receives all of its orders directly from retail customers and processes these orders promptly through its computerized systems. Most orders in the United States are received through electronic data interchange and are fulfilled within one week. Simplicity maintains a complete inventory of each pattern design and a customer service department in all major market regions.

CUSTOMERS

    The Conso US' and BT products are sold worldwide to manufacturers, distributors and retailers, including manufacturers of upholstered furniture, draperies, bedding, decorative pillows and other home furnishings; trim, fabric and workroom supply distributors; and major retailers, retail fabric store chains, and interior designers. Simplicity sells direct to retail customers who sell home sewing products such as fabric, notions, crafts and other supplies to consumers. Retail customers consist of fabric store chains, discount stores and chains and independent fabric and craft stores. A total of approximately 9,700 retail locations worldwide are serviced directly by Simplicity.

    While Conso and BT have not had any one customer that would make up more than 10% of their business, Simplicity's two largest retail customers represent approximately 54% of this segment's sales. Simplicity has one customer, Wal-Mart Stores, Inc. ("Wal-Mart"), that represented approximately 12% of the consolidated net revenues of the Company for fiscal 1999. In September 1999, the Company and Wal-Mart renegotiated the principal trade terms of their relationship effective January 2000. Under the new arrangement, Simplicity will retain ownership of the patterns inventory in Wal-Mart stores and Wal-Mart will remit payment for the patterns at the time it sells them to its customers. Had this new arrangement been in effect throughout fiscal 1999, the Company estimates that on a pro forma basis its net revenues would have been reduced by approximately $650,000 and its expenses would have increased by approximately $350,000, resulting in a reduction in its after-tax net income of approximately $620,000. The Company has taken action and has made plans for future actions at Simplicity to offset the negative financial effects of this new arrangement when it goes into effect in January 2000, including cost reductions, new programs to increase unit sales volume and advertising income, and price increases. The new arrangement and other trade terms will be subject to renegotiation or termination by either party at any time under Wal-mart's normal vendor agreement.

    The following table sets forth, for the periods indicated, certain information relating to sales of products to the Company's three major categories of customers:

                               FISCAL YEARS ENDED
--------------------------------------------------------------------------------------
                      JULY 3, 1999             JUNE 27,1998            JUNE 28, 1997
--------------------------------------------------------------------------------------
                             (DOLLARS IN THOUSANDS)
Manufacturers    $ 30,405        25.4%    $ 27,696       38.6%     $ 31,108       42.3%
Distributors       30,416        25.4       30,996       43.1        30,013       40.8
Retailers          58,839        49.2       13,169       18.3        12,326       16.9
--------------------------------------------------------------------------------------
Total            $119,660       100.0%    $ 71,861      100.0%     $ 73,447      100.0%
======================================================================================

    At July 3, 1999, the Company had approximately 14,500 customer accounts with open balances. Conso and BT had open customer orders at July 3, 1999 of $4.2 million as compared to $3.6 million at June 27, 1998. The Company expects that substantially all of the open orders at July 3, 1999 will be recognized as revenue within the first quarter. Simplicity's open orders are insignificant on a consolidated basis, because most of its orders are handled through electronic data interchange and are shipped within one week.

EXPORTS

    Consolidated net sales to the Company's two major market areas, the United States and the United Kingdom, were $87.8 million and $17.1 million, respectively. The remaining sales of $14.8 million were export sales representing 12.4% of consolidated net revenue. The following table sets forth for the periods indicated the Company's sales outside the United States and the United Kingdom and as a percentage of total Company sales, by geographic region:

                                      FISCAL YEARS ENDED
--------------------------------------------------------------------------------------------
                               JULY 3, 1999            JUNE 27, 1998          JUNE 28, 1997
--------------------------------------------------------------------------------------------
                                    (DOLLARS IN THOUSANDS)
Western Hemisphere         $ 6,617        5.5%     $ 4,138        5.8%     $ 3,985       5.4%
Europe and Middle East       3,840        3.2        2,841        4.0        2,683       3.7
Pacific Rim                  4,370        3.7        1,541        2.1        1,787       2.4
--------------------------------------------------------------------------------------------
Total                      $14,827       12.4%     $ 8,520       11.9%     $ 8,455      11.5%
============================================================================================


MANUFACTURING AND RAW MATERIALS

    Conso US and BT purchase undyed yarns, some dyed yarns and other supplies, and manufacture their trimmings products through various processes. Because of the variety of products they manufacture, Conso US and BT employ a wide range of machinery and equipment in their operations. Each business uses the generally available techniques for weaving, knitting and braiding yarns, as well as processes for making tassel fringe, ball and knotted fringes, cords and sewing tapes. Much of the machinery is developed and often constructed in their own engineering departments. Conso US and BT have developed their own adaptations of machinery for specific products or types of products to provide greater speed, flexibility or novelty in production. Both Conso US and BT employ their own staffs to continually evaluate alternative raw materials and processes, the use of new textile technology and in-house machinery improvement.

    Both Conso US and BT have their own dyehouse facilities, with space available to add additional dyeing equipment as necessary. This enables both businesses to dye their own yarns quickly and assure better consistency of color. In the US, Conso completed construction of a new 33,000 square foot dyehouse facility with a cost of $4.6 million, which enables us to do virtually all dyeing in house.

    Certain of Conso's products require handwork assembly. Most of the handwork is done at Conso US' facility in Juarez, Mexico, and on a piece work basis by home workers directed from the Stockport and London facilities of BT. In July 1997, the Company leased facilities in Coimbatore, India which house handwork operations. Operations at this facility began in January 1998 with product shipments being received beginning in July 1998. The addition of this facility will allow the Company to be more competitive with certain low priced products. The Company has budgeted approximately $3.7 million to acquire new production facilities in Mexico and India in fiscal 2000.

    The various departments in each of Conso US' and BT's manufacturing plants operate one to three shifts per day, five or six days per week, depending upon market conditions and customer orders.

    The raw materials used by Conso US in its manufacturing operations include spun rayon, spun and filament polyester, cotton and acetate yarns. The primary yarns used by BT are spun rayon and filament viscose rayon. The primary yarns used in the India operations are filament rayon and cotton. These yarns are commodities that generally are available as needed from various suppliers located throughout the world. The Company expects that yarn supplies will continue to be available as needed for the Company's operations. Changes in the price of cotton, wood pulp and petrochemicals, the base materials for most of the Company's yarns, however, could cause significant changes in the Company's raw material costs, and there can be no assurance that there will not be any changes in the availability, price or quality of any raw materials.

    The two key components of a pattern are printed tissue paper containing the outline of the garment, craft or home decorating item and the written instructions printed on newsprint. Simplicity owns and occupies a facility of approximately 740,000 square feet in Niles, Michigan. This facility operates principally on a one-shift, five day-a-week basis, although certain departments sometimes operate on a two or three shift-basis. At its Niles facility, Simplicity operates a paper mill and printing operation for the production of tissue and printing of patterns and instructions. Simplicity out-sources the printing of its pattern catalogs.

    Principal raw materials for Simplicity are paper, pulp, recycled paper, ink and corrugated cardboard and the Company believes that an ample supply of these raw materials will continue to be available. However, changes in the price of paper, pulp, ink and the price and availability of recycled paper and other supplies related to its operations could cause significant changes in the Company's raw material costs, and there can be no assurance that there will not be any changes in the availability, price or quality of any raw materials.

    The Company does not have any vendor who represents more than 10% of raw material purchases.

COMPETITION

    While the business of manufacturing decorative trimmings for the home furnishings industry is competitive, and includes many relatively small producers with limited product lines or products designed for the lower end of the market, there are a few US domestic or foreign manufacturers of substantial size. However, the Company is the largest manufacturer of decorative trimmings for the home furnishings industry in the world and is aware of no more than four other major producers with which it competes for customers worldwide. In the Company's trimmings segment, which is a relatively small, niche market within the home decorating industry, the Company has fragmented competition coming from a large number of smaller competitors with more limited product breadth or depth of collections or ranges. However, the pattern segment, is dominated by a relatively small number of companies. The pattern segment includes four major producers, whose combined sales account for the majority of worldwide pattern revenues. The three producers with the most significant portion of their revenues believed to be generated in the United States include Simplicity, McCall Pattern Company and Butterick Company, Inc. The fourth producer, Burda, is headquartered in Germany, and historically has maintained a strong presence in Europe, and other foreign markets.

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

    Conso US and BT experienced increased price competition on sales of certain manufacturing special items and hand assembled products, to an extent, by low priced goods being manufactured by smaller competitors and from low priced goods being imported from India and the Far East. Consequently, in August 1997, the Company announced the formation of India Trimmings (Private) Limited to produce hand-assembled products in India. The Company's Mexico plant continues to produce many of the hand-assembled products sold in the US, although some of this production is being shifted to India Trimmings. The North American Free

Trade Agreement ("NAFTA") and the General Agreement on Trade and Tariffs ("GATT") could increase US competition for sales of Conso US' products as well. While the Company believes that the elimination of international trade barriers under both GATT and NAFTA will be beneficial to it as it implements its strategy of expanding its worldwide operations, there can be no assurance that increased US competition from foreign manufacturers as a result of NAFTA or GATT or any other trade-related agreements would not have a material adverse effect on its business.

    There are a number of large manufacturers of textiles, home furnishings and other products with resources substantially greater than those of the Company who have the ability to enter the decorative trimmings, accessories or pattern businesses by either establishing their own operations or acquiring and combining other existing operations. Management is aware of no current plans by any such manufacturer to enter the decorative trimmings or patterns businesses.

    The Company recently has acquired companies that focus on decorative accessories items, and is marketing and distributing these items to its existing customer base. The decorative accessories industry is a much larger industry than trimmings or patterns with several, already well established manufacturers. The Company intends to compete in this market through the continuous introduction of new products and product stylings and through cross-merchandising through its selling materials and publications and to its existing customer base.

    The Company, in its trimmings business, its decorative accessories business, and its patterns business competes on the basis of styling, selection, color, delivery, price and customer service. The Company believes that its ability to promptly fill customer orders, due to its large inventory, its production and inventory management systems, its customer service and sales staff and its control over availability of yarn colors for trimmings, production of its own paper for patterns, its breadth of product offerings and focus on product design, presentation, and cross-merchandising gives it a competitive advantage and is valued by its customers.

EMPLOYEES

    As of July 3, 1999, Conso US had 643 full-time employees, of whom 551 were hourly employees and 92 were salaried employees. In addition, 282 contract workers at Conso US' assembly plant in Juarez, Mexico work under the supervision of a Conso US manager in a "Maquiladora" operation, which provides for contract labor in accordance with certain Mexican regulations. India Trimmings employs 133 full-time employees at its manufacturing facility in Coimbatore, India. None of Conso US employees are represented by a union. Conso US' management considers its relationship with its personnel to be good. While Conso US has historically had a high turnover rate among its hourly employees during the first three months of employment, Conso US has been able to attract and retain qualified personnel.

    As of July 3, 1999, BT had 348 full-time employees, of whom 246 were hourly employees and 102 were salaried employees. Approximately 34% of the employees of BT are represented by the Union of Textile Workers (the "Union"). BT and the Union verbally agreed in July 1999 to the annual salary review for the year ending July 31, 2000, with an increase of 3% in the basic wage rate. Although any strike or other disruption of operations by members of the Union could have a material adverse effect on the Company, the Union has represented the production workers of BT for at least 30 years, during which time there has never been a strike or work stoppage.

    As of July 3, 1999, Simplicity had approximately 406 employees, of whom 181 were represented by labor unions and 225 were non-union. Most union employees are located in the Niles, Michigan facility. Union contracts covering these union employees expire on January 31, 2000. Although any strike or other disruption of operations by members of unions could have a material adverse effect on the Company, Simplicity has not experienced any work stoppages in recent years and believes relations with all of its employees are good.

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

TRADEMARKS

    Conso has registered the trademarks CONSO(R) for its products and CLAESSON(R), DUITALL FABRIC MASTER(R), and CLEARWARE DECORATING SYSTEMS(R) for decorative hardware items. BT has registered the trademarks SPECTRUM(R) for lace, braids and woven labels and POLYUROCOL(R) for certain yarns and threads in the United Kingdom. Simplicity has registered its trademarks SIMPLICITY(R), NEW LOOK(R), STYLE(R) and ITS SO EASY(R), ITS SIMPLICITY(R) for its pattern products and licensing rights. Other trademarks utilized by Simplicity are also registered. Simplicity enters into the use of other trademarks periodically as business opportunities dictate and operates an aggressive program for pursuing the registration and defense of such trademarks.

ITEM 2.  PROPERTIES

    The following table sets forth the location, utilization and approximate size in square feet of floor space of the principal facilities of Conso, BT and Simplicity, and whether they are owned or leased.

                                                                                         OWNED OR      SQUARE
LOCATION                      UTILIZATION                                                 LEASED        FEET
--------                      -----------                                                ---------     --------
CONSO:
    Union, SC (Main Plant)    Offices, production, distribution and dyehouse facility     Owned(1)      340,000
    Union, SC (Annex Plant)   Warehousing and yarn processing                             Owned         101,000
    Hickory, NC               Showroom and sales office                                   Leased(2)         514
    Miami, FL                 Showroom and sales office                                   Leased(3)         980
    Juarez, Mexico            Assembly plant                                              Leased(4)      41,680
    Coimbatore, India         Assembly plant                                              Leased(5)      14,762
BRITISH TRIMMINGS:
    Stockport                 Offices and production facilities (six buildings at         Owned         185,000
                              one location)
    Leek, England             Warehousing, dyehouse and production facility               Owned          43,000
    Leek, England             Printing operation                                          Leased(6)       2,000
    London, England           Assembly operation                                          Owned          20,000
    London, England           Chelsea Harbour showroom                                    Leased(7)         384
    London, England           Chelsea Harbour showroom                                    Leased(8)         835
SIMPLICITY:
    New York, NY              Offices                                                     Leased(9)      41,000
    Toronto, Canada           Offices                                                     Leased(10)      1,300
    Blantyre, Scotland        Distribution and offices                                    Leased(11)     41,000
    London, England           Offices                                                     Leased(12)      1,400
    Revesby, Australia        Distribution and offices                                    Leased(13)     25,000
    Auckland, New Zealand     Offices                                                     Leased(14)      1,922
    Niles, Michigan           Manufacturing and distribution facility                     Owned         740,000

(1) Legal title has been transferred to Union County, South Carolina in connection with a "fee-in-lieu of taxes" arrangement for the distribution center and dyehouse facilities. The Company has the option to purchase these facilities for nominal consideration.
(2)   This facility is leased on a month-to-month basis.
(3)   This facility is leased for a term expiring August 31, 2000
(4)   This facility is leased for a term expiring December 31, 1999.
(5)   This facility is leased for a term expiring July 1, 2000.
(6)   This facility's lease expires June 18, 2002.
(7)   This facility's lease expires on November 16, 2007.
(8)   This facility is leased for a term expiring December 24, 2001.
(9) This facility is leased for a term expiring November 30, 2010, but has an option buyout in 2003.
(10)  This facility is leased for a term expiring September 30, 2001.
(11)  This facility is leased for a term expiring July 20, 2002.
(12)  This facility is being cancelled effective September 30, 1999.
(13)  This facility is leased for a term expiring September 30, 2004.
(14)  This facility is leased for a term expiring November 1, 1999.


    Certain of the Company's owned manufacturing facilities are subject to liens securing its bank indebtedness. The principal manufacturing facilities are of brick construction, and are generally in satisfactory operating condition and repair. Conso US' main plant and annex plant in Union were constructed at various times from 1959 to 1967, from 1964 to 1983, and from 1996 to 1999, respectively; BT's Stockport facilities were constructed at various times between the 1920's and 1979, its Leek dyehouse and production facilities were constructed in the 1920's and 1970's, respectively, and its new London facility was constructed in 1980. Simplicity's plant in Niles was constructed at various times from 1931 to 1936, from 1946 to 1953, and from 1961 to 1976. The Company believes that the facilities are suitable for their present use. In the US, Conso completed construction of an 86,000 square foot distribution center in July 1997, with a total cost of $4.5 million, and has completed construction of a 33,000 square foot dyehouse facility with a total cost of $4.6 million. Both of these facilities are located adjacent to the existing main plant in Union, SC. These expansions freed up approximately 65,000 square feet for additional production and office space. The Company has budgeted approximately $3.7 million to acquire new production facilities in Mexico and India in fiscal 2000. The Company will consider additional capital expenditures for building expansions or business acquisitions as opportunities arise.

ITEM 3.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The information appearing (a) under the caption "Stock Price & Shareholder Information", (b) in Note 9 under the caption "Common Stock", and (c) in Note 1 under the caption "Organization and Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

    The Company has not sold any securities during the past three years in transactions not registered under the Securities Act except as follows: On July 1, 1998, the Company purchased real property owned jointly by J. Cary Findlay and Konstance J. K. Findlay, each of whom is a director and executive officer of the Company, in exchange for shares of the Company's Common Stock. The Company issued 78,788 shares of Common Stock to Mr. Findlay and Mrs. Findlay jointly as consideration for the acquisition of the real property in reliance upon an exemption from registration under Section 4(2) of the Securities Act. Such consideration was based upon a closing price of the Common Stock of $8.25 on July 1, 1998 and a value of $650,000 (the Findlays' cost basis) for the real property.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information appearing (a) under the caption "Selected Financial Data" and (b) in Note 9 under the caption "Common Stock" in the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         Conso International Corporation's (the "Company") fiscal year is the 52 or 53 week period ending on the Saturday nearest June 30; interim reporting periods are based on 13 week quarters. The fiscal year ended July 3, 1999 included 53 weeks. The fiscal years ended June 27, 1998 and June 28, 1997 each included 52 weeks.

1999 Compared with 1998

         The fiscal year ended July 3, 1999 included the results of Simplicity Capital Corporation ("Simplicity"), while the fiscal year ended June 27, 1998 excluded Simplicity's operations. Simplicity was acquired on June 19, 1998 and Simplicity's results for the period June 19, 1998 through June 27, 1998 were not material and therefore were excluded from the Company's results of operations for fiscal year 1998.

         For the year ended July 3, 1999, total consolidated net sales increased $47.8 million or 66.5% from $71.9 million to $119.7 million. The primary reason for the increase was due to the acquisition of Simplicity, which had $48.2 million in net sales. With the acquisition of Simplicity, the Company has significantly expanded its presence in the retail segment. Gains in sales to retailers and continued growth in sales to manufacturers lessened the impact of increasing competitive pressures within the distributor segment. The following analysis of the sales results by the separate Conso US and British Trimmings ("BT") units are after eliminating the effect of intercompany sales.

         Total net sales of Conso US increased $1.3 million or 2.5% from $52.3 million to $53.6 million. The primary reason for the increase was the year consisting of 53 weeks in fiscal 1999 as compared to 52 weeks in fiscal 1998. Total net sales of BT decreased $1.6 million, or 8.2%, from $19.5 million to $17.9 million primarily due to declining sales to the reupholster wholesalers and manufacturers. Additionally, pricing pressures occurred due to a strong British pound sterling that enabled suppliers in Spain and Belgium to make inroads into BT's markets.

         Comparable net sales to manufacturers (Conso US and BT) increased $1.1 million, or 3.9%, led by a strong fourth quarter at Conso US which offset weak second and third quarters, as well as softness at BT. Net sales to manufacturers through Conso US increased $1.7 million, or 7.4%, primarily due to the bedding portion of the home furnishings market. Net sales to manufacturers by BT declined $0.6 million, or 10.5%, primarily due to competition from both domestic UK and European producers, as well as the strength of the British pound sterling against European currencies.

         Comparable net sales to distributors (Conso US and BT) decreased $1.2 million, or 3.8%. Conso US sales to distributors were flat at $18.7 million. BT sales to distributors were down $1.0 million, or 8.3%, primarily due to the strong British pound sterling and pricing pressure from European competitors, particularly with respect to tasseled items. In an effort to be able to compete more effectively, production of tasseled items is being shifted to India.

         Conso and BT overall comparable net sales to retailers decreased $0.3 million, or 2.2%. Conso US net sales to retailers for the current year decreased $0.2 million, or 2.0%. The reduction in net sales occurred due to the shipment of an initial stocking order of $1.4 million to a major retailer in the fourth quarter of 1998. Excluding the effect of the initial stocking order, continuing business is up over last year. Net sales to retailers through BT decreased slightly.

         Net sales outside the US and UK (the Company's major sales regions) increased $6.3 million, or 74.1% from the prior year to $14.8 million, and represented 12.4% of total net sales due to the addition of Simplicity. On a comparable basis (Conso US and BT), international sales were down $0.3 million, or 3.5%. The Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region, causing net sales on a comparable basis to decline 7.1%. However, overall sales to the Pacific Rim region were up 184% due to the acquisition of Simplicity. Export sales to the Western Hemisphere on a comparable basis increased 3.0% primarily due to gains in the Canadian market. With Simplicity's presence in the Canadian and Mexican markets, the sales to this area increased 59.9%. Europe and Middle East regions increased 34.5% and 37.2%, respectively, primarily due to the acquisition of Simplicity.

         The gross margin for the year increased to $47.3 million, or 39.5% of net sales from the prior year's gross margin of $25.3 million, or 35.2% of net sales, primarily due to the Simplicity acquisition and its historically higher margins. The gross margin for Conso US for the current year was 38.8%, compared to the prior year's 38.7%. At BT, the margin declined to 24.7% from 25.8%, due to lower sales to cover overheads, in spite of reductions of labor and materials. The Company is currently implementing a shift of manufacturing operations from high cost to low cost areas in an effort to improve profitability.

         Simplicity has one customer, Wal-Mart Stores, Inc. ("Wal-Mart"), that represented approximately 12% of the consolidated net revenues of the Company for fiscal 1999. In September 1999, the Company and Wal-Mart renegotiated the principal trade terms of their relationship effective January 2000. Under the new arrangement, Simplicity will retain ownership of the patterns inventory in Wal-Mart stores and Wal-Mart will remit payment for the patterns at the time it sells them to its customers. Had this new arrangement been in effect throughout fiscal 1999, the Company estimates that on a pro forma basis its net revenues would have been reduced by approximately $650,000 and its expenses would have been increased by approximately $350,000, resulting in a reduction in its after-tax net income of approximately $620,000. The Company has taken action and has made plans for future actions at Simplicity to offset the negative financial effects of this new arrangement when it goes into effect in January 2000, including cost reductions, new programs to increase unit sales volume and advertising income, and price increases. The new arrangement and other trade terms will be subject to renegotiation or termination by either party at any time under Wal-Mart's normal vendor agreement.

         Distribution expenses increased $6.1 million compared to the prior year, from 4.6% to 7.9% of net sales. This increase is primarily attributable to the acquisition of Simplicity. Simplicity accounted for $6.0 million of the increase in distribution expenses. BT's distribution expenses decreased, but increased as a percentage of sales from 5.8% to 6.1% due to lower net sales. Conso US' expenses increased as a percentage of sales from 4.1% to 4.2%, due primarily to depreciation on the warehouse facility and related equipment.

         Selling expenses for the current year increased $3.1 million but decreased as a percentage of sales from 11.5% to 9.5% due to the acquisition of Simplicity. Simplicity accounted for a $3.4 million increase in selling expenses. Selling expenses at BT decreased $280,000, while Conso increased $27,000.

         General and administrative costs increased $7.8 million and increased as a percentage of sales from 6.6% to 10.5%, primarily due to the Simplicity acquisition. General administration costs at BT decreased $362,000, while Conso US increased $403,000. The increase in general and administrative costs at Conso US was related primarily to higher travel expenses, personnel costs, higher bonus levels, and professional fees related to managing a larger organization and pursuing acquisitions.

         Currency losses of $84,000 were realized in fiscal 1999, while in the prior year a loss of $27,000 was recorded.

         Intangible amortization of $715,000 relates to the Simplicity acquisition. Operating income of $13.1 million was $4.2 million greater than fiscal 1998. This increase was attributable to Simplicity, while operating income at BT and Conso US was basically flat.

         Interest expense increased $2.4 million primarily due to the borrowings associated with the Simplicity acquisition.

         The effective tax rate increased due to Simplicity's higher effective tax rate from non-deductible intangible amortization and losses in its foreign operations.

         Net income increased $0.8 million, from $5.0 million to $5.8 million. Earnings per share increased from $.68 to $.78, a $.10 per share increase. Of the $.10 per share increase, $.08 was attributable to Simplicity and $.02 was attributable to Conso, while BT's loss remained flat compared to prior year.

1998 Compared with 1997

         For the year ended June 27, 1998, net sales decreased 2.2% from $73.4 million to $71.9 million, before adjusting for prior year's sales through MacCulloch & Wallis, the London subsidiary sold in August 1997. MacCulloch & Wallis (London) Ltd., a retail subsidiary operation in London, servicing primarily the apparel industry with haberdashery items, had made little money and was facing potential losses due to increasing rent and other overhead costs. Accordingly, the business was sold. The business operated until its sale (through July 1997). There were net sales of $275,000 related to this unit, which were recorded in fiscal year 1998, while the unit reported approximately $1.4 million of net sales in the same period of the prior year. When excluding sales through the MacCulloch & Wallis (London) Ltd. subsidiary, net sales were not as negatively impacted, decreasing only 0.7%. With the acquisition of Simplicity, the Company has the opportunity to expand its presence further in the retail markets. Gains in sales to retailers and continued growth in sales to distributors lessened the impact of increasing competitive pressures within the manufacturing customer segment. The following analysis of the sales results by the separate Conso US and BT units are after eliminating the effect of intercompany sales.

         Total net sales through Conso US decreased 1.4% from $53.1 million to $52.3 million,as a result of the decline in sales to manufacturers, while total net sales through BT decreased 4.2% from $20.4 million to $19.5 million, primarily as a result of the sale of MacCulloch & Wallis (London) Ltd. Excluding the sales of MacCulloch & Wallis (London) Ltd., net sales through BT actually increased 1.1%.

         Net sales to manufacturers declined 11.0%, more than offsetting gains in net sales to distributor and retail customers. Net sales to manufacturers through Conso US declined 11.6%. Much of the decline in revenue dollars in the manufacturing group serviced by Conso US came from the reformulation of products to meet lower price points and compete with domestic competitive offerings, from reductions in prices (primarily on hand-assembled items) to meet the foreign competition and retain market share and, in a few cases, due to changes in orders as a result of changes in special programs offered by manufacturers to their customers. Net sales to manufacturers serviced by BT declined 8.2%. Net sales to manufacturers through BT were impacted primarily by competition both from domestic and European producers, with the strength of the British pound sterling giving an added advantage to other European competitors, and from increased competition with foreign producers of tasseled items. The Company began production in India in January 1998 to compete with lower cost imports and improve margins and has established special teams to provide more focused support to the manufacturing groups.

         Net sales to distributors increased 3.3%, improving 1.8% at Conso US and 5.6% at BT, primarily as a result of the continued success of the Conso US and BT catalogs, selling aids, and other marketing efforts and as a result of increased product offerings.

         Overall, net sales to retailers, including sales through MacCulloch & Wallis (London) Ltd., increased 6.8%. Net sales to retailers, excluding the effect of the decline in sales as a result of the disposed MacCulloch & Wallis (London) Ltd. operations, increased 17.5%. During the fourth quarter of fiscal 1998, Conso US established a trim program for a major retail store chain. As a result of the new retail trim program and other sales gains, Conso US' net sales to retailers for fiscal 1998 increased 19.9%, compared to the same period of the prior year. Net sales to retailers through BT declined 34.1%, primarily due to the sale of MacCulloch & Wallis (London) Ltd. Excluding the MacCulloch & Wallis (London) Ltd. sales, sales to retailers for BT were up 3.6% over the prior year.

         Net sales outside the US and UK (the Company's major sales regions) increased $65,000, or 0.8% from the comparable period of the prior year, to $8.5 million, and represented 11.9% of total net sales. The Pacific Rim continued to be negatively impacted by the recent changes in currency values and other economic problems of that region, and net sales to that region declined by 13.7%. Export sales to the Western Hemisphere and the Europe and Middle East regions increased 3.8% and 5.9%, respectively, despite increasing competition from foreign producers and the strength of the British pound sterling.

         The gross margin for the year declined to $25.3 million or 35.2% of net sales from the prior year's gross margin of $27.8 million or 37.9%. Increased cost of inventory produced prior to the reductions of personnel and focus on cost controls have been recorded as cost of goods sold. Pricing pressures from competition, both domestic and foreign, have contributed to the margin's decline, and reformulation of existing products to provide less expensive alternatives have contributed to the decline in the margin dollars.

         In the US, the gross margin for fiscal 1998 was 38.7% compared to the prior year's 40.8%, while at BT, the margin declined from 30.3% to 25.8%. The Company has taken action to reduce the number of personnel considering the current margin climate.

         In the fourth quarter of fiscal 1998, the consolidated gross margin of 36.2% was ahead,for the first time in fiscal 1998, of the gross margin for the similar period of the prior year. The prior year's fourth quarter margin was 36.0% excluding the unanticipated year-end physical inventory adjustment and 34.0% including the adjustment. In addition, the fourth quarter margin was well ahead of the third quarter's 33.8%. This improvement indicates that the long-awaited effects of the reductions in personnel and increased cost controls, begun earlier in the year, are beginning to impact the Company's cost of sales as the higher cost inventory at Conso US turned over through the early and mid-part of the year. Such turnover is still in process at BT.

         Distribution expenses increased $141,000 in fiscal 1998, from 4.3% to 4.6% of net sales. BT's expenses decreased $88,000. BT implemented some personnel reductions and a change in freight carrier as an additional cost savings measure. Conso US' expenses increased $229,000, due primarily to depreciation on the new warehouse facility and related equipment including radio frequency optical scanning systems.

         Selling expenses for fiscal 1998 decreased $467,000. BT decreased $311,000, while Conso US decreased $156,000, with the largest portion of the decline coming from the disposal of MacCulloch & Wallis (London) Ltd.

         General and administrative costs increased $182,000. BT decreased $14,000, while Conso US increased $196,000. The increase in general and administrative costs has been primarily attributable to the move of the Vice President-Manufacturing into the Co-Managing Director roll for BT and now as Chief Operating Officer of Conso US.

         Currency losses of $27,000 were incurred in fiscal 1998 while in the prior year a gain of $63,000 was recorded. As a result of the decline in margin and the currency losses, operating income decreased approximately $2.6 million or 22.4%, from 15.7% of net sales to 12.4%.

         Interest expense increased $70,000, in connection with increases in borrowings on the Company's revolving loan facilities to help fund the dyehouse and warehouse projects and to acquire Simplicity.

         The effective tax rate increased as management recorded reductions in South Carolina Jobs Tax Credits due to reductions in personnel effected through fiscal 1998.

         While net income for the fourth quarter increased $389,000 from $1.2 million to $1.6 million and from 17 cents per share to 22 cents per share, net income for the year declined approximately $2 million from $7 million in the prior year to $5 million in the current year, and from 94 cents per share to 68 cents per share due to the performance of the first three quarters. Conso US' net income declined $1.3 million while BT's net income declined $711,000.

Liquidity and Capital Resources

         The Company has historically financed its operations and capital requirements through both internally generated funds and bank borrowings. Other than the acquisitions of Simplicity and BT, capital requirements in recent years have arisen principally from expansion of product lines and production capacity and increased working capital needs to support higher sales volume. In June 1998, the Company renegotiated its bank loan agreement with its US bank. Under this agreement, the Company obtained a $20 million term loan and the Company's revolving loan was increased from $15 million to $30 million including advances of up to (pound)7,000,000 ($11.2 million at the July 3, 1999 exchange rate). A total of $6.1 million was available for borrowings under the revolver agreement at July 3, 1999. This revolving loan expires on December 1, 2000, unless renewed by mutual agreement. Consequently, the revolving loan is reported as long-term debt.

         In November 1998, the Company converted its fixed rate on its term loan (at 7.4%) to a floating rate at 90-day LIBOR plus 1.45% (or 6.66% at July 3,
1999). Concurrently, the Company entered into a $19.5 million interest rate swap for a 5-year term that effectively fixes the Company's interest rate on the term loan at 6.75%. The interest rate swap accomplishes this rate reduction while avoiding the costs of refinancing the term loan. The interest rate swap includes a "mark-to-market" provision should the Company elect to terminate the swap prior to maturity. Under this provision, Conso could realize a gain or loss, depending on the interest rate conditions at the time the swap is terminated. The Company estimates that a gain of $424,000 would have been realized had the swap terminated as of July 2, 1999.

         The impact of changes in the relationship of other currencies (primarily the British pound sterling) to the US dollar have historically not been significant, and such changes in the future are not expected to have a material impact on the Company's results of operations or cash flows. The euro has not had, nor does the Company anticipate, a material impact on the results of operations or cash flows. BT has set up a euro denominated account to handle the small number of transactions currently occurring.

         Due primarily to the shift in debt from short-term to long-term, and current assets and liabilities acquired in the Simplicity acquisition, working capital increased to $38.2 million at July 3, 1999 from $35.0 million at June 27, 1998.

         Operating cash flow increased from $7.2 million in fiscal 1998 to $7.3 million in fiscal 1999 primarily as a result of increased earnings and improved inventory management. Cash used in investing activities decreased from $38.5 million in fiscal 1998 to $5.1 million in fiscal 1999, primarily due to the acquisition in 1998 of Simplicity, but was partially offset by additional spending on the dyehouse facility in Union, South Carolina during fiscal 1999. Cash provided by financing activities changed from a source of $33.2 million in fiscal 1998 to a use of $2.9 million in fiscal 1999, as the Company began servicing the debt incurred for the Simplicity acquisition.

         On November 10, 1997, the Board of Directors authorized the repurchase of up to 500,000 shares of common stock. To date 248,000 shares have been repurchased at a cost of $1,902,000,of which 75,000 shares at a cost of $503,000 occurred in fiscal 1999. Repurchases may be made from time to time depending upon market conditions. The Company's Executive Committee will direct the specific repurchases and approve prices and other terms.

         Capital expenditures for fiscal 1999 were approximately $5.2 million. These expenditures were primarily for manufacturing equipment at Conso US, digital catalog design equipment at Simplicity, and some facilities improvements at Conso US, BT, and Simplicity. The Company has budgeted approximately $5.7 million for capital expenditures for fiscal 2000. Of this, $3.2 million is for the acquisition of new facilities in Juarez, Mexico and $0.5 million for facilities in Coimbatore, India. During fiscal 1999, approximately $1.5 million was spent on the new dyehouse bringing this project to completion. The Company will consider additional capital expenditures for expansion or acquisition as the opportunities arise.

Year 2000

         In 1997, Conso US and BT developed a five-phase program for addressing the Y2K issues and to assure information and other systems compliance. The Company has completed all phases of its Y2K program except for the implementation phase of a financial system at its Sydney, Australia facility, and is satisfied with the results. The implementation in Sydney is scheduled to be completed by October 1999, and the remaining cost is immaterial to the Company.

         The Company's main contingency plan is to use additional labor to overcome any Y2K issue which was either unforeseen or for which modifications did not adequately solve. The use of extra labor would negatively affect the Company's earnings during the period(s) that it was needed.

         The Company has spent $509,000 on Y2K issues since the program commenced. Of this amount, $319,000 has been capitalized (primarily for the purchase of new hardware and software), while $190,000 has been expensed (the cost of modifications to existing software). During fiscal 1999, $398,000 was spent on Y2K issues, including approximately $160,000 of labor to modify existing programs, which was expensed.

         The Company has surveyed its major vendors and customers for their Y2K readiness. The Company believes that it will not suffer any material disruptions to its business as a result of its vendors and customers not being Y2K compliant based on their responses.

New Accounting Pronouncement

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities. "This statement requires companies to record derivatives on the balance sheet as assets or liabilities, and measure the fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This standard will be effective for fiscal 2001 and the Company has not determined the extent of the impact of the implementation of this standard on the financial statements.

Jobs Tax Credits Carryforward

         The Company recorded South Carolina Jobs Tax Credits earned in fiscal year 1997 of $225,000, resulting in net tax benefits of $149,000 (net of applicable federal income tax effect). During fiscal 1998, management wrote-off $405,000 of South Carolina Jobs Tax Credits due to significant reductions in its workforce in South Carolina, resulting in a charge against income (net of applicable federal income tax effect) of $267,000. During fiscal 1999, no additional credits or write-offs were required.

         According to SFAS 109, "Accounting for Income Taxes, "such tax credits are to be recorded as assets and reductions of tax expense to the extent it is more likely than not that the taxable income in future periods will be sufficient to utilize the credits and employment levels will not decrease, causing a loss of credits recorded in prior years. SFAS 109 also requires that, on an ongoing basis, management assess any changes in conditions which may affect the likelihood of realizing these tax credits and that a valuation allowance be established should a degree of uncertainty about the likelihood of realizing these credits become apparent. A valuation allowance would be established with a charge against income. Based on management's review of the Company's historical and current performance and its plans for future growth including acquisitions, the introduction of new products, the expansion of existing products and expansion into international markets, management believes it is more likely than not that the Company will be able to fully utilize these tax credits and has concluded that no valuation allowance is necessary at this time.

         The Company is uncertain as to the amount and net income effect of credits, if any, which may be earned in future years, because future credits are contingent upon regionally specific increases in employment, and the net income effect is contingent upon additional future South Carolina taxable income sufficient to fully utilize such credits as may become available in the future.

Effects of Inflation

         During the three years ended July 3, 1999, inflation has had little effect on the Company's capital costs and results of operations.

Cautionary Statement as to Forward Looking Information

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: adverse changes in the Company's relationships with significant customers; general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets or manufactures its products; changes in consumer fashion preferences for home sewing products and finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings or pattern businesses; the Company's ability to successfully continue its international expansion and to successfully integrate into its operations any existing businesses it may acquire; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's businesses; fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to and/or disruption of the Company's production facilities and equipment; delays and disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to the impact of interest rate changes and foreign currency fluctuations due to its $30.0 million revolving credit facility and its foreign operations, primarily through its UK based subsidiaries. The Company does not enter into derivative financial instruments for trading purposes. Such products are only used to manage well-defined interest rate risk, such as the interest rate swap used to lower the Company's term loan interest rate (See Note 3).

         Borrowings under the Company's $30.0 million revolving credit facility bear interest at rates based upon an adjusted LIBOR rate plus a margin that ranges from .75% to 1.75% (depending upon the Company's consolidated leverage ratio). Up to (pound)7,000,000 in borrowings may be made by BT in the United Kingdom in British pound sterling. [An increase of 1% in the interest rate under the Company's revolving credit facility would decrease earnings by approximately $140,000 (assuming the Company's borrowings under the revolving credit facility averaged $22,000,000 during a fiscal year).]

         The Company conducts business through BT in British pounds sterling and, to a substantially lesser extent, through other subsidiaries in other foreign currencies. As a result, the Company is subject to foreign exchange rate risk on cash flows related to sales, expenses and financing transactions (including borrowings in British pounds sterling). Because of the relatively stable exchange ratio related to the British pound sterling, the Company has not historically made use of foreign currency exchange contracts or otherwise hedged its foreign currency risk. Prior foreign currency gains and losses have not been material and are expected to continue to be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information appearing under the caption "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Independent Auditors' Report" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference. See also the report of Grant Thornton dated September 5, 1997 relating to (a) the consolidated balance sheet of British Trimmings ("BT") at June 28, 1997 and (b) the related consolidated statements of income and cash flow of BT for the year ended June 28, 1997 included herewith.

                                                     [Grant Thornton Letterhead]

INDEPENDENT AUDITORS' REPORT
REGARDING BRITISH TRIMMINGS LIMITED
TO THE DIRECTORS OF CONSO INTERNATIONAL CORPORATION (FORMERLY KNOW AS CONSO PRODUCTS COMPANY)

We have audited the consolidation packages consisting of the consolidated balance sheet at 28 June 1997 and the related consolidated statements of income and cashflow of British Trimmings Limited for the year ended 28 June 1997 expressed in pounds sterling. All information included in the consolidation packages is the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidation packages based on our audits.

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

The consolidation packages have been prepared on the basis of accounting principles generally accepted in the United States of America for the purpose of inclusion in the consolidated financial statements of Conso International Corporation (formerly know as Conso Products Company) for the year ended 28 June 1997 and are intended solely for that purpose.

In our opinion, the consolidation packages referred to above, expressed in pounds sterling, are suitable for inclusion in the consolidated financial statements of Conso International Corporation (formerly know as Conso Products Company) for the year ended 28 June 1997 and present fairly, in all material respects, the information shown therein.


/s/ Grant Thornton


GRANT THORNTON
REGISTERED AUDITORS
CHARTERED ACCOUNTANTS
MANCHESTER
UNITED KINGDOM

5 September 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 5, 1997, the Company's Audit Committee and its Board of Directors approved expanding the engagement of Deloitte & Touche LLP, the Company's principal accountant, to include the audit of the financial statements of British Trimmings Limited, a significant subsidiary of the Company, for the fiscal year ended June 27, 1998. For more than the previous two fiscal years, the financial statements of British Trimmings Limited had been audited by Grant Thornton and, in its audit reports as principal accountant for the Company, Deloitte & Touche LLP had expressed reliance on the reports of Grant Thornton as to British Trimmings Limited. As a result of the expansion of the engagement of Deloitte & Touche LLP, Grant Thornton was no longer engaged to audit the financial statements of British Trimmings Limited, but may be engaged to provide or continue to provide other accounting services for the Company and its subsidiaries.

    Neither the principal accountants' reports on the financial statements of the Company nor Grant Thornton's reports on the financial statements of British Trimmings Limited for the fiscal year ended June 28, 1997 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles.

    During the Company's fiscal year ended June 28, 1997 (1) there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in its report, and (2) no "reportable event" (as defined in Item 304(a)(1)(v) of Regulation S-K) occurred.

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

                                    PART III

ITEMS 10-13

    Items 10 through 13 are incorporated herein by reference to the sections captioned "Principal Shareholders," "Election of Directors," "Executive Officers," "Certain Transactions," "Compensation Committee Interlocks and Insider Participation," "Compensation Committee Report," "Shareholders' Return Performance Graph," "Executive Compensation," "Director Compensation," "Employment Agreements," and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 - 12 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 1999, which was filed with the Commission on September 22, 1999.

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

(a)  Financial Statements, Financial Statement Schedules and Exhibits

     List the following documents filed as a part of this report:

         1.   Financial Statements.

              The following consolidated financial statements of the Company are included as part of Exhibit 13 thereof:

              Report of Deloitte & Touche LLP

              Consolidated Balance Sheets as of July 3, 1999 and June 27, 1998

              Consolidated Statements of Operations for fiscal years ended July 3, 1999 June 27, 1998, and June 28, 1997

              Consolidated Statements of Shareholders' Equity for the fiscal years ended July 3, 1999, June 27, 1998, and June 28, 1997

              Consolidated Statements of Cash Flows for the fiscal years ended July 3, 1999, June 27, 1998, and June 28, 1997

              Notes to Consolidated Financial Statements


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

10.65    Employment Agreement dated February 15, 1991 between Simplicity
         Holdings, Inc. and Louis S. Oltman (9)

10.66    Letter Agreement dated May 4, 1998 between Simplicity Pattern Co. Inc.
         and Louis S. Oltman (9)

10.67    Executive Severance Policy for Simplicity Capital Corporation,
         Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (9)

10.68    Letter Agreement dated September 28, 1998 by and between Simplicity
         Capital Corporation and Frank Rizzo (filed herewith)

10.69 Modified and Restated Promissory Note dated November 16, 1998 issued by the Company and Simplicity Pattern Co, Inc. in favor of NationsBank,
         N.A. in the original principal amount of $19,500,000 (filed herewith)

13 Portions of the Company's 1999 Annual Report to Shareholders that are incorporated herein by reference (filed herewith)

16 Letter of Grant Thornton regarding change in certifying accountant for British Trimmings Limited (8)

21       Subsidiaries of the Company (filed herewith)

23.1     Consent of Deloitte & Touche LLP (filed herewith)

23.2     Consent of Grant Thornton (filed herewith)

27       Financial Data Schedule (filed herewith)

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

                  10.17    1993 Stock Option Plan (2)

                  10.36    1994 Employee Stock Purchase Plan (5)

                  10.37 Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (4)

                  10.61    Stock Election Plan for Non-Employee Directors (6)

                  10.65 Employment Agreement dated February 15, 1991 between Simplicity Holdings, Inc. and Louis S. Oltman (9)

                  10.66 Letter Agreement dated May 4, 1998 between Simplicity Pattern Co. Inc. and Louis S. Oltman (9)

                  10.67 Executive Severance Policy for Simplicity Capital Corporation, Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (9)

                  10.68 Letter Agreement dated September 28, 1999 by and between Simplicity Capital Corporation and Frank Rizzo (filed herewith)


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

  (6) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-20671)

  (7) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 28, 1997

  (8) Incorporated by reference to the exhibit designated by the same number in the Company's Current Report on Form 8-K filed with the Commission on December 11, 1997

  (9) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.

(b) Reports on Form 8-K.

    None.

(c) Exhibits.

      See response to Item 14(a)(3).

(d)   Financial Statement Schedules.

      See response to Item 14(a)(2).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CONSO INTERNATIONAL CORPORATION


                             By: /s/  J. Cary Findlay
                                ---------------------------------------------
                                J. Cary Findlay
                                Chairman, President & Chief Executive Officer


Dated: September 30, 1999

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                          Capacity                       Date
---------------------------     ----------------------------------  ------------------
 /s/ J. Cary Findlay            Director, Chairman, President and   September 30, 1999
---------------------------     Chief Executive Officer (Principal
     J. Cary Findlay            Executive Officer)

 /s/ Richard A. Zonin           Chief Financial Officer             September 30, 1999
---------------------------     (Principal Financial Officer)
     Richard A. Zonin

 /s/ John M. Davis              Chief Accounting Officer            September 30, 1999
---------------------------     (Principal Accounting Officer)
     John M. Davis

 /s/ Konstance J.K. Findlay     Director                            September 30, 1999
---------------------------
    Konstance J.K. Findlay

 /s/ Sara H. Bissell            Director                            September 30, 1999
---------------------------
    Sara H. Bissell


 /s/ Antony W. Laughton         Director                            September 30, 1999
---------------------------
    Antony W. Laughton

 /s/ John H. Maxheim            Director                            September 30, 1999
---------------------------
    John H. Maxheim

                                Director                            September __, 1999
---------------------------
    James H. Shaw

                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    EXHIBITS
                                  ITEM 14(a)(3)

                                    FORM 10-K
                                  ANNUAL REPORT


For the Fiscal Year Ended July 3, 1999            Commission File Number 0-22942


                         CONSO INTERNATIONAL CORPORATION

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

10.37 Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (4)

10.60 Letter dated March 25, 1997 by and between the Company and Wesley Mancini Ltd. (7)

10.61    Stock Election Plan for Non-Employee Directors (6)

10.62 Modified and Restated Loan Agreement dated June 19, 1998 among The Company, NationsBank, N.A. and Simplicity Pattern Co. Inc. (1)

10.63 Promissory Note dated June 19, 1998 issued by the Company and Simplicity Pattern Co. Inc. in favor of NationsBank, N.A. in the original Principal amount of up to $30,000,000 (1)

10.64 Promissory Note dated June 19, 1998 issued by British Trimmings in Favor of NationBank, N.A. in the original principal amount of up to pound sterling 7,000,000 (1)

10.65 Employment Agreement dated February 15, 1991 between Simplicity Holdings, Inc. and Louis S. Oltman (9)

10.66 Letter Agreement dated May 4, 1998 between Simplicity Pattern Co. Inc. and Louis S. Oltman (9)

10.67 Executive Severance Policy for Simplicity Capital Corporation, Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (9)

10.68 Letter Agreement dated September 28, 1999 by and between Simplicity Capital Corporation and Frank Rizzo (filed herewith)

10.69 Modified and Restated Promissory Note dated November 16, 1998 issued by the Company and Simplicity Pattern Co, Inc. in favor of NationsBank, N.A. in the original principal amount of $19,500,000 (filed herewith)

13 Portions of the Company's 1999 Annual Report to Shareholders that are incorporated herein by reference (filed herewith)

16 Letter of Grant Thornton regarding change in certifying accountant for British Trimmings Limited (8)

21       Subsidiaries of the Company (filed herewith)

23.1     Consent of Deloitte & Touche LLP (filed herewith)

23.2     Consent of Grant Thornton (filed herewith)

27       Financial Data Schedule (filed herewith)

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

                  10.17    1993 Stock Option Plan (2)

                  10.36    1994 Employee Stock Purchase Plan (5)

                  10.37 Letter Agreement dated May 12, 1995 by and between the Company and S. Duane Southerland, Jr. (4)

                  10.61    Stock Election Plan for Non-Employee Directors (6)

                  10.65 Employment Agreement dated February 15, 1991 between Simplicity Holdings, Inc. and Louis S. Oltman (9)

                  10.66 Letter Agreement dated May 4, 1998 between Simplicity Pattern Co. Inc. and Louis S. Oltman (9)

                  10.67 Executive Severance Policy for Simplicity Capital Corporation, Simplicity Holdings, Inc. and Simplicity Pattern Co. Inc. (9)

                  10.68 Letter Agreement dated September 28, 1999 by and between Simplicity Capital Corporation and Frank Rizzo (filed herewith)


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

(6) Incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-20671)

(7) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998

(8) Incorporated by reference to the exhibit designated by the same number in the Company's Current Report on Form 8-K filed with the Commission on December 11, 1997

(9) Incorporated by reference to the exhibit designated by the same number in the Company's Annual Report on Form 10-K for the fiscal year ended June 27, 1998.