Form 10-Q
period 1999-10-02
CONSO INTERNATIONAL CORP
filed 1999-11-16
CIK 914448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended October 2, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

                         Commission file number: 0-22942


                         CONSO INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            South Carolina                                   57-0986680
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

513 North Duncan Bypass, P.O. Box 326, Union, South Carolina            29379
------------------------------------------------------------          ----------
          (Address of principal executive offices)                    (Zip Code)

                                  864/427-9004
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999:

                  Common Stock, no par value 7,335,925 shares.

                               Page 1 of 15 pages

                                TABLE OF CONTENTS

                                                                               PAGE NO.
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS
                    Consolidated Balance Sheets (unaudited) as of
                    October 2, 1999 and July 3, 1999                                3

                    Consolidated Statements of Operations (unaudited) for the
                    three months ended October 2, 1999 and September 26, 1998       4

                    Consolidated Statement of Shareholders' Equity (unaudited)
                    for the three months ended October 2, 1999                      5

                    Consolidated Statements of Cash Flows (unaudited) for the
                    three months ended October 2, 1999 and September 26, 1998       6

                    Notes to Consolidated Financial Statements                      7

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    10

          ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                      13

PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                                14

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                                         15

PART I FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                         CONSO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                         October 2, 1999        July 3, 1999
                                                         ---------------        ------------
ASSETS
CURRENT ASSETS:
  Cash                                                    $   2,025,000         $   1,671,000
  Accounts receivable, net of allowances for
     bad debts and customer deductions of
     $1,293,000 and $1,190,000 at October 2, 1999
     and July 3, 1999, respectively                          17,039,000            22,009,000
  Inventories (Note 3)                                       32,760,000            30,657,000
  Deferred income taxes - current portion                     2,040,000             1,947,000
  Prepaid expenses and other                                  3,135,000             2,689,000
                                                          -------------         -------------
       Total current assets                                  56,999,000            58,973,000
                                                          -------------         -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                       1,574,000             1,539,000
  Buildings and improvements                                 17,870,000            17,338,000
  Machinery and equipment                                    26,809,000            26,996,000
                                                          -------------         -------------
       Total                                                 46,253,000            45,873,000
  Accumulated depreciation                                  (14,223,000)          (13,788,000)
                                                          -------------         -------------
       Total property and equipment, net                     32,030,000            32,085,000
                                                          -------------         -------------

OTHER ASSETS:
  Intangible assets, net                                     20,634,000            20,740,000
  Deferred income taxes                                         632,000             1,032,000
  Deferred costs and other assets                               285,000               549,000
                                                          -------------         -------------
       Total other assets                                    21,551,000            22,321,000
                                                          -------------         -------------

TOTAL ASSETS                                              $ 110,580,000         $ 113,379,000
                                                          =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                         732,000               385,000
  Current maturities of  long-term debt                       2,000,000             2,000,000
  Trade accounts payable                                      5,715,000             5,314,000
  Accrued liabilities                                         8,577,000            13,088,000
                                                          -------------         -------------
       Total current liabilities                             17,024,000            20,787,000
                                                          -------------         -------------

NONCURRENT LIABILITIES:
  Long-term debt - revolving line                            24,044,000            23,908,000
  Long-term debt - note payable                              15,500,000            16,000,000
  Deferred income taxes                                            --                 244,000
  Other noncurrent liabilities                                4,656,000             4,638,000
                                                          -------------         -------------
       Total noncurrent liabilities                          44,200,000            44,790,000
                                                          -------------         -------------

SHAREHOLDERS' EQUITY:
  Preferred stock (no par, 10,000,000 shares
     authorized, no shares issued)                                 --                    --
  Common stock (no par, 50,000,000 shares
     authorized, 7,336,000 and 7,324,000
     shares issued and outstanding October 2, 1999
     and July 3, 1999, respectively)                         16,606,000            16,596,000
  Retained earnings                                          32,064,000            30,728,000
  Accumulated other comprehensive income                        686,000               478,000
                                                          -------------         -------------
       Total shareholders' equity                            49,356,000            47,802,000
                                                          -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                 $ 110,580,000         $ 113,379,000
                                                          =============         =============

See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                ---------------------------------------
                                                October 2, 1999      September 26, 1998
                                                ---------------      ------------------
NET SALES                                         $ 27,341,000         $ 29,388,000
COST OF GOODS SOLD                                  16,200,000           17,912,000
                                                ---------------------------------------
GROSS MARGIN                                        11,141,000           11,476,000
                                                ---------------------------------------
OPERATING EXPENSES:
     Distribution expense                            2,062,000            2,405,000
     Selling expense                                 2,534,000            2,759,000
     General and administrative expense              3,087,000            3,237,000
     Currency exchange loss (gain)                      19,000               35,000
     Intangibles amortization                          226,000              179,000
                                                ---------------------------------------
         Total                                       7,928,000            8,615,000
INCOME FROM OPERATIONS                               3,213,000            2,861,000
INTEREST EXPENSE, NET                                  656,000              755,000
                                                ---------------------------------------
INCOME BEFORE INCOME TAXES                           2,557,000            2,106,000
INCOME TAX PROVISION (Note 5)                        1,126,000              665,000
                                                ---------------------------------------
NET INCOME BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                $  1,431,000         $  1,441,000
                                                ---------------------------------------
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE (NET OF TAX)                      (95,000)
                                                ---------------------------------------
NET INCOME                                        $  1,336,000         $  1,441,000
                                                ---------------------------------------

NET INCOME  PER SHARE-BASIC AND DILUTED:
    (Note 6)
NET INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE
    Basic                                         $       0.20         $       0.20
    Diluted                                       $       0.20         $       0.20

NET INCOME
    Basic                                         $       0.18         $        .20
    Diluted                                       $       0.18         $        .20

 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                           7,335,000            7,383,000
     Diluted                                         7,335,000            7,384,000

See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                          Common                                     Accumulated
                                           Stock          Common                         Other
                                          Shares          Stock         Retained     Comprehensive                  Comprehensive
                                          Issued          Amount        Earnings         Income            Total    Income (Loss)
                                          ------          ------        --------     -------------     -----------  -------------
Balance July 3, 1999                     7,334,177     $16,596,000     $30,728,000     $   478,000     $47,802,000
Shares issued for directors fees             1,748          10,000                                          10,000
Net income                                                               1,336,000                       1,336,000     1,336,000
Foreign currency translation adjustment                                                    208,000         208,000       208,000
Balance at October 2, 1999               7,335,925     $16,606,000     $32,064,000     $   686,000     $49,356,000

Comprehensive income for the quarter ended October 2, 1999                                                            $1,544,000

See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        Three Months Ended
                                                               ---------------------------------------
                                                               October 2, 1999      September 26, 1998
                                                               ---------------      ------------------
OPERATING ACTIVITIES:
   Cash received from customers                                  $ 32,426,000         $ 29,700,000
   Cash paid to suppliers and employees                           (28,668,000)         (28,075,000)
   Interest paid                                                     (688,000)            (138,000)
   Interest received                                                   32,000              169,000
   Income taxes paid                                               (1,270,000)            (523,000)
                                                                 ------------         ------------
       Net cash provided by operating activities                    1,832,000            1,133,000
                                                                 ------------         ------------
INVESTING ACTIVITIES:
   Purchase of property and equipment                                (458,000)            (939,000)
   Construction and equipment purchased for
       Mexican facility and computer design equipment                (258,000)            (484,000)
   Redemption of certificates of deposit                                 --              1,350,000
   Costs of acquisitions/organization expenses                       (297,000)              32,000
                                                                 ------------         ------------
    Net cash used in investing activities                          (1,013,000)             (41,000)
                                                                 ------------         ------------
FINANCING ACTIVITIES:
   Principal payments on long-term debt                              (745,000)          (2,593,000)
   Proceeds from issuance of common stock                              10,000                9,000
   Net borrowing on short term debt                                   328,000             (161,000)
   Translation adjustment                                             (58,000)             (67,000)
                                                                 ------------         ------------
  Net cash provided by (used in) financing activities               (465,000)          (2,812,000)
                                                                 ------------         ------------
DECREASE IN CASH                                                      354,000           (1,720,000)
CASH AT:
       BEGINNING OF PERIOD                                          1,671,000            2,333,000
       END OF PERIOD                                             $  2,025,000         $    613,000
                                                                 ============         ============


RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                    $  1,336,000         $  1,441,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                    973,000              748,000
      Amortization of intangibles                                     226,000              193,000
      Provision for deferred taxes                                       --               (129,000)
      Currency translation gain                                          --                 35,000
      Cumulative effect of change in accounting principle              95,000                 --
Changes in assets and liabilities:
      Accounts receivable                                           5,085,000             (289,000)
      Inventory                                                    (1,736,000)              56,000
      Prepaid expenses and other                                     (429,000)              (8,000)
                                                                      (93,000)                --
                                                                      670,000                 --
      Trade accounts payable                                          353,000           (1,254,000)
      Accrued liabilities                                          (4,293,000)             340,000
      Other non current liabilities                                  (355,000)                --
                                                                 ------------         ------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                    $  1,832,000         $  1,133,000
                                                                 ============         ============

See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 October 2, 1999


1. CONSOLIDATION AND NEW ACCOUNTING STANDARDS

   The financial statements are unaudited and include the accounts of Conso International Corporation (the "Company"), and its wholly-owned subsidiaries, Simplicity Capital Corporation and its subsidiaries ("Simplicity"), British Trimmings Limited and its subsidiaries ("BT"), India Trimmings Limited, and Conso's majority-owned subsidiary Val-Mex, S.A. de C.V.

   The British Trimmings Limited and Simplicity's foreign subsidiaries' balances included in the consolidation are prepared using United States generally accepted accounting principles and are translated into US dollars based on exchange rates as published in the Wall Street Journal. Assets and liabilities are translated based on the rates in effect on the balance sheet date. Income statement amounts are translated using the average exchange rates. The resulting currency translation adjustments are accumulated and included in other comprehensive income. From time to time the US parent company loans or is loaned amounts from its foreign subsidiaries. The Company's policy is that such amounts are repayable in the functional currency of the subsidiary. Translation gains and losses and all exchange gains and losses on realized foreign currency transactions are included in the results of operations. The India Trimmings and Val-Mex subsidiaries' operations are not significant in relation to the Company's operations. All material inter-company accounts and transactions and profit and loss on inter-company transactions are eliminated in consolidation.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which was effective for the Company for the fiscal year beginning June 28, 1998. SFAS No. 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments in its fiscal year end financial reports. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision-maker to allocate resources and assess performance. For the Company, the operating segments are Conso US, Simplicity and BT. Segment information is found in Note 7.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Financial Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative financial instruments and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in fair value of the derivative (i.e., gains and losses) depends on the intended use of the derivative and the resulting designation. The Company has not yet quantified the impact of implementing this standard.

   In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which gives guidance on accounting for the costs of computer software developed or purchased for internal use. SOP 98-1 requires external and internal direct costs of developing or obtaining internal use software to be capitalized as an asset and also requires training costs and research and development costs to be expensed. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or operations.

  In April 1998 the AICPA issued Statement of Position 98-5, "Reporting the Costs of Start-up Activities" (SOP 98-5). SOP 98-5 is effective for fiscal years beginning after January 1, 1999, and requires that start-up/organization costs capitalized prior to January 1, 1999 be written off and that future costs be expensed as incurred. The Company has adopted this standard effective July 4, 1999. The cumulative effect of adopting this resulted in a charge of $95,000, net of tax, which primarily was attributable to start-up costs to establish India Trimmings Limited.

2. INTERIM PERIOD FINANCIAL STATEMENTS

   The unaudited consolidated financial statements for the three months ended October 2, 1999 and September 26, 1998 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending July 1, 2000. See note 1 to the consolidated financial statements for the year ended July 3, 1999, for disclosure of significant accounting policies followed by the Company.

   The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The first quarter of fiscal 2000 includes 13 weeks. Certain previously reported amounts have been reclassified to conform to the current year presentation.

3. INVENTORIES

The composition of inventories at October 2, 1999 and July 3, 1999 was as follows:

                                       October 2, 1999       July 3, 1999
                                       ---------------       ------------
                Raw Materials            $ 9,462,000          $9,034,000
                Work-In-Process            5,627,000           5,131,000
                Finished Goods            19,312,000          17,973,000
                Reserves                  (1,641,000)         (1,481,000)
                                         -----------         -----------
                Totals                   $32,760,000         $30,657,000
                                         ===========         ===========

4. LONG-TERM DEBT -- NOTE PAYABLE

   Effective November 1998, the Company converted its fixed rate on its term loan with Bank of America (at 7.4%) to a floating rate at 90-day LIBOR plus 1.45%. Concurrently, the Company entered into a $19.5 million interest rate swap with Bank of America for a 5-year term which effectively fixes the Company's interest rate on the term loan at 6.75%. The interest rate swap accomplishes this rate reduction while avoiding the costs of refinancing the term loan. The interest rate swap includes a "mark-to-market" provision should the Company elect to terminate the swap prior to maturity.

5. INCOME TAXES

    The Company did not write off any Jobs Tax Credit in the first quarter since employment levels in South Carolina did not decrease.

6. STOCK OPTIONS

   On September 5, 1995, September 5, 1996, September 5, 1997, and August 21, 1998 the Company granted options to certain key employees to purchase an aggregate of 93,600, 79,500, 21,000, and 46,000 shares, respectively, of the Company's common stock under its Stock Option Plan established in December 1993. The options were granted at $6.67, $11.00, $10.30, and $7.00 per share, respectively, and are exercisable with respect to one-third of the total shares after one year, an additional one-third of the shares after two years, and the final one-third of the shares after three years. The options expire after five years and are subject to continued employment by the employee. All amounts have been adjusted for stock splits.

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

                                                        Three Months Ended
                                                -------------------------------------
                                                October 2, 1999    September 26, 1998
                                                ---------------    ------------------
Net income - before change in
   accounting principle                           $ 1,431,000         $ 1,441,000
Less compensation per SFAS 123                        (16,000)            (23,000)
                                                  -----------         -----------
Net income - before change in
  accounting principle as proforma                $ 1,415,000         $ 1,418,000
                                                  ===========         ===========
Net income per share - before change in
  accounting principle as reported                $      0.20         $      0.20
                                                  ===========         ===========
Net income per share - before change in
  accounting principle as proforma                $      0.19         $      0.19
                                                  ===========         ===========
Net income per share - before change in
  accounting principle assuming
   dilution - as reported                         $      0.20         $      0.20
                                                  ===========         ===========
Net income per share - before change in
  accounting principle assuming dilution -
  as proforma                                     $      0.19         $      0.19
                                                  ===========         ===========
Weighted average number of shares
  outstanding                                       7,335,000           7,383,000
Options assumed to be exercised                                            76,000
Shares assumed to be repurchased                                          (75,000)
Weighted average number of shares
   outstanding - assuming dilution                $ 7,335,000           7,384,000
                                                  ===========         ===========

    The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                         FY 2000       FY 1999      FY 1998
                                                        ---------     ---------    ---------
      Expected dividend yield                                None          None         None
      Expected stock price volatility                         .80           .56          .38
      Risk-free interest rate                               5.95%         4.59%        5.81%
      Expected life of options                          3.2 years     3.2 years    3.2 years
      Weighted average fair values of options granted          --         $3.00        $4.36

7. SEGMENT REPORTING

Segment reporting under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," requires that certain segment and geographical information be disclosed. The Company views Conso US, BT and Simplicity as its main segments. The segment information is as follows (in thousands):

                                                        October 2, 1999  September 26, 1998
                                                        ---------------  ------------------
Net sales to unaffiliated customers
                                  British Trimmings          3,354            4,135
                                  Conso US                  13,430           12,747
                                  Simplicity                10,557           12,506
                                                            ------           ------
                                                            27,341           29,388
                                                            ------           ------
Operating income
                                  British Trimmings           (269)            (215)
                                  Conso US                   2,376            2,144
                                  Simplicity                 1,106              932
                                                             -----              ---
                                                             3,213            2,861
                                                             -----            -----
Noncurrent assets
                                  British Trimmings          4,846            5,749
                                  Conso US                  18,248           18,366
                                  Simplicity                30,328           30,597
                                                            ------           ------
                                                            53,422           54,712
                                                            ------           ------
Capital spending
                                  British Trimmings              2              100
                                  Conso US                     622            1,138
                                  Simplicity                    92              185
                                                                --              ---
                                                               716            1,423
                                                               ---            -----
Depreciation and Amortization
                                  British Trimmings            273              249
                                  Conso US                     387              321
                                  Simplicity                   539              371
                                                               ---              ---
                                                             1,199              941
                                                             -----              ---
Interest expense (income), net
                                  British Trimmings            190              252
                                  Conso US                     (27)             (96)
                                  Simplicity                   493              599
                                                               ---              ---
                                                               656              755
                                                               ---              ---

Simplicity has two customers who account for greater than ten percent of its revenue. The percentage of these customers has not changed significantly since year end. The geographical information has not changed significantly from the information provided in the annual report.

8. SUBSEQUENT EVENT

   On October 5, 1999, the Company entered into a definitive merger agreement under which an investor group including Conso's senior management and Citicorp Venture Capital, Ltd., will acquire Conso for $9.00 per share. Under this proposed transaction, each share of Conso's common stock (other than a portion of the shares held by Conso's Chairman and CEO) would be converted into a right to receive $9.00 in cash. This proposed transaction is subject to customary terms and conditions, including approval by the Company's shareholders and the receipt of funding under financing commitments. This proposed transaction is expected to be completed in early 2000.

9. DISPOSITION OF BUSINESS

   In August 1999 the Company sold the fabric segment of Simplicity's UK subsidiary to its former managing director. No gain or loss is recognized as the assets were sold at their net book value. The fabric segment of Simplicity's UK operation generated approximately $1.2 million in annual revenues and therefore was not material to the Company as a whole.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the attached consolidated financial statements and notes, and with the Company's Annual Report on Form 10-K for the fiscal year ended July 3, 1999, including the financial information and management's discussion contained or incorporated by reference therein.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED OCTOBER 2, 1999 COMPARED TO THE QUARTER ENDED SEPTEMBER 26, 1998.

  Net sales for the quarter ended October 2, 1999 were $27.3 million, down from fiscal 1999's first quarter by $2.0 million or 7.0%. Simplicity's net sales were down $1.9 million or 15.6%. British Trimmings' ("BT") net sales were down $0.8 million or 18.9% from $4.1 million. Conso US' net sales were up $0.7 million or 5.4%.

Sales for the first quarter by customer type were as follows (in thousands):

                                                                              Compared to the Quarter
                                                Amount     % of Net Sales    Ended September 26, 1998
                                                ------     --------------    ------------------------
         Manufacturers - Conso US and BT        $ 7,511          27.5%           up        12.1%
         Distributors - Conso US and BT           6,597          24.1            down       8.3
         Retailers - Conso US and BT              2,676           9.8            down      10.4
         Manufacturers - Simplicity                 479           1.8            up        11.9
         Distributors -  Simplicity                  62            .2            down      58.9
         Retailers - Simplicity                  10,016          36.6            down      16.0
                                                -------         -----

                  Total                         $27,341         100.0%           down       7.0%
                                                =======         =====

    Sales to manufacturers for Conso US and BT increased 12.1% overall in the first quarter. Sales to manufacturers by Conso US' and BT were up 16.6% in the US and down 11.9% in the UK. In the UK, sales to manufacturers and other customer groups continue to be hampered by the strength of the British pound against foreign competitors' currencies, and a weak UK economy. The prior year's dyehouse problems at Conso US have been rectified and a major competitor temporarily realigned its production to service a retail customer causing Conso US' sales to manufacturers to increase.

    Sales to distributors for Conso US and BT were down 8.3%. Conso US sales to distributors were down 0.4%. British Trimmings sales were down 21.7%. The weakness in sales at BT was due to a drop in sales to reupholster wholesalers, and price pressure from suppliers in Spain and Belgium due to a strong British Pound.

    Sales to retailers for Conso US and British Trimmings were down 10.4%. Conso US was down 9.2% while British Trimmings was down 18.3%. The reason for the decline at Conso US stems from lost revenue due to the bankruptcy of a regional customer, and softness at Conso's largest retail customer. BT's sales to retailers were down due to the weak UK economy.

    Sales to retailers for Simplicity comprise 95% of its total sales. Sales to retailers were down 16%. This decline is attributable primarily to strategic changes with respect to the amount of new pattern collections issued during the first quarter compared to the same period last year and disposition of the fabric distribution business in the UK, both of which also resulted in significant reductions in cost of goods sold. The decline in net sales was also adversely impacted by the loss of pattern sales to a large regional retail customer that went into bankruptcy immediately before the first quarter of this year, a timing variance on an important pattern promotion, and pattern shipments to newly renovated stores during the first quarter of last year that did not occur this year.

   Comparable international sales outside the US and UK (the Company's primary sales regions), for the first quarter decreased 22.2% to $3.0 million from $3.8 million as detailed below:

                                                                           Compared to the Quarter
Conso US and British Trimmings                 Amount     % of Net Sales   Ended September 26, 1998
                                               ------     --------------   ------------------------
                 Western Hemisphere            $  928           3.4%          down      26.1%
                 Europe and Middle East           461           1.7%          down      33.3%
                 Pacific Rim                      295           1.1%          down      13.9%
                                               ------          ----
                      Total                    $1,684           6.2%          down      26.4%
Simplicity
                 Western Hemisphere            $  492           1.7%          down      10.9%
                 Europe and Middle East            69            .3%          down      77.2%
                 Pacific Rim                      741           2.7%          up         6.9%
                                               ------          ----
                      Total                    $1,302           4.7%          down      15.9%
                                               ------          ----
                  Company Total                $2,986          10.9%          down      22.2%
                                               ======          ====

   The reasons for the overall decline in international sales are as follows:
Europe continues to be negatively affected by competition in those areas; the strength of the British pound against the competitors' currencies; the Pacific Rim continues to be negatively impacted by the recent changes in currency values and other economic problems of that region; Canadian sales in the prior year included the benefit of a new program with a major customer.

   The gross margin as a percentage of net revenues increased to 40.7% from 39.1%, an increase of 1.6%. Conso US' gross margin remained flat at 38.8%. Simplicity's gross margin increased from 45.1% to 49.9% of net revenues. This increase in gross margin is attributable to the timing associated with new pattern issue shipments and a purchase accounting adjustment that was required last year to increase purchased inventory from cost to fair market value. BT's gross margin declined slightly from 20.9% to 19.7% of net revenues. BT's gross margin declined due to lower revenues which resulted in less overhead absorption.

   Simplicity has one customer, Wal-Mart Stores, Inc. ("Wal-Mart"), that represented approximately 12% of the consolidated net revenues of the Company for fiscal 1999. In September 1999, the Company and Wal-Mart renegotiated the principal trade terms of their relationship effective January 2000. Under the new arrangement, Simplicity will retain ownership of the pattern inventory in Wal-Mart stores and Wal-Mart will remit payment for the patterns at the time it sells them to its customers. The Company estimates that on an annualized basis its net revenues will be reduced by approximately $650,000 and its expenses will be increased by approximately $350,000, resulting in a reduction in its after-tax net income of approximately $620,000. The Company has taken action and has made plans for future actions at Simplicity to offset the negative financial effects of this new arrangement when it goes into effect in January 2000, including cost reductions, new programs to increase unit sales volume and advertising income, and price increases. The new arrangement and other trade terms will be subject to renegotiations or termination by either party at any time under Wal-Mart's normal vendor agreement.

   Distribution expenses decreased $343,000 or 14.3% from $2,405,000 to $2,062,000. The primary reason for the decrease was the timing of the shipments of Simplicity's new issue patterns and related catalogs and the disposition of Simplicity's fabric business in the UK. Both Conso US' and BT's distribution expense remained at 4.2% and 6.6%, respectively, as a percentage of net sales compared to last year's first quarter.

   Selling expenses declined $225,000 from $2,759,000 to $2,534,000 or 8.2%.
Overall this reduction is a result of the consolidation efforts due to the acquisition of Simplicity in June 1998. Additionally, Simplicity's selling expenses were reduced due to the disposition of its UK fabric business. Conso US selling expenses were down $17,000 or 1.2% while BT's selling expenses were down $32,000 or 6.3%.

   General and administrative expenses (including amortization and currency exchange loss) decreased $120,000 or 3.5%, from $3,451,000 to $3,332,000. The reason for this decline stems from cost cutting efforts at BT and the consolidation efforts associated with the acquisition of Simplicity in June 1998. As a percentage of sales, however, general and administrative expenses increased from 11.7% to 12.2%. Conso US' general and administrative cost remained flat at $882,000. Simplicity's general and administrative expenses declined $53,000 or 2.3%. BT's general and administrative expenses decreased $66,000 or 22.1%.

   Operating income increased $352,000 or 12.3% primarily as a result of lower operating costs. Conso US operating income increased $232,000 or 10.8%, Simplicity's operating income increased $174,000 or 18.7%. BT's operating income decreased $54,000 or 25.1%.

   Interest expense decreased by $99,000 or 13.1% due to the scheduled repayments on the term loan and the effect of the interest rate swap entered into in the second quarter of last year.

   Net income declined by $105,000 or 7.3% as a result of higher income tax expense and a cumulative effect of accounting change. The first quarter of last year benefited from an income tax credit associated with the acquisition of Simplicity while the current year did not, resulting in relatively higher income tax expense. The Company adopted SOP 98-5, causing a write-off in the first quarter of fiscal 2000 of $95,000, net of tax, for start-up and organizational costs primarily related to India Trimmings.

LIQUIDITY, CAPITAL RESOURCES AND YEAR 2000

   The Company has generally been able to finance its operations and capital requirements through internally generated funds and bank borrowings. Bank borrowings were increased in June 1998 to finance the purchase of Simplicity. As of the end of the first quarter, credit line availability was approximately $6.0 million under the Company's revolving loan facility and approximately $1 million under the letters of credit facility.

   In November 1998, the Company effectively fixed the interest rate under its term loan at 6.75% until the maturity of the term loan. Borrowings under the revolving loan facility bear interest at 1.5% over the floating 30-day LIBOR rate (6.9% as of October 2, 1999).

   Operating cash flow for the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999 increased $699,000, from $1,133,000 to $1,832,000 due to a reduction in the level of accounts receivable, somewhat offset by an increase in inventory and a reduction in accrued liabilities.

   Capital expenditures for the first quarter of fiscal 2000 were $716,000. The significant expenditures were for the warehouse expansion at Val-Mex ($235,000); building and improvements at Conso US ($105,000); computers and office equipment at Conso US ($115,000); electronic catalog equipment at Simplicity ($23,000). The Company has budgeted a total of $5.7 million for capital expenditures for fiscal 2000. Of this $3.2 million is for the acquisition of new facilities in Juarez, Mexico and $0.5 million for facilities in Coimbatore, India.

   In 1997, Conso US and BT developed a five-phase program for addressing the Y2K issues and to assure information and other systems compliance. Simplicity conducted a similar program for addressing Y2K issues. The Company has completed all phases of its Y2K program except for the implementation phase of a financial system at its Sydney, Australia facility, and believes its systems are Y2K compliant in all material respects. The implementation in Sydney is scheduled to be completed by November 1999. The Company's main contingency plan is to use additional labor to overcome any Y2K issues which were either unforeseen or for which modifications did not adequately solve. The use of extra labor would negatively affect the Company's earnings during the period(s) that it was needed.

   The Company has surveyed its major vendors and customers for their Y2K readiness. The Company believes that it will not suffer any material disruptions to its business as a result of its vendors and customers not being Y2K compliant based on their responses.

   The Company believes that cash generated by operations and available for borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements (including requirements to address the Y2K issues) for the foreseeable future, excluding possible acquisitions of other businesses.

 RECENT DEVELOPMENTS

   On October 5, 1999, the Company entered into a Merger Agreement (the "Merger Agreement") with CIC Acquisition Co. ("Parent") and CIC Acquisition Sub, Inc. ("Acquisition Sub"). Parent and Acquisition Sub are corporations newly formed by an investor group that includes J. Cary Findlay, the Company's Chairman and Chief Executive Officer, other members of the Company's management and Citicorp Venture Capital, Ltd. Pursuant to the Merger Agreement and the related Plan of Merger, and subject to shareholder approval and other closing conditions, Acquisition Sub will be merged with and into the Company with the Company continuing as the surviving corporation (the "Merger"). In the Merger, each outstanding share of the Company's Common Stock (except for a portion of J. Cary Findlay's shares, which would be converted to equity in the surviving corporation) would be converted into the right to receive $9.00 per share in cash.

   The Company's Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, in accordance with the recommendation of a Special Committee of outside directors. The proposed transaction is subject to various conditions, including approval by the Company's shareholders, regulatory approvals, receipt of funding under financing commitments, and other customary closing conditions. The financing commitments obtained by the investor group are also subject to customary closing conditions.

   J. Cary Findlay has entered into a Support Agreement with Acquisition Sub dated as of October 5, 1999 pursuant to which he has agreed, subject to certain conditions, to vote all shares of the Company's common stock owned directly by him, representing approximately 39.1% of the Company's Common Stock in favor of the Merger. The Company currently anticipates that a special meeting of shareholders to approve the Merger will be held in January 2000 and that the Merger, if approved by the Company's shareholders, would be effected shortly after the meeting.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

         Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: adverse results in any litigation to which the Company is or becomes a party; adverse changes in the Company's relationships with significant customers; general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets or manufactures its products; changes in consumer fashion preferences for home sewing products and finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings or pattern businesses; the Company's ability to successfully continue its international expansion and to successfully integrate into its operations any existing businesses it may acquire; changes in the cost and availability of raw materials; changes in governmental regulations applicable to the Company's businesses; fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to and/or disruption of the Company's production facilities and equipment; delays and disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

PART II  OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS

   On October 18, 1999, a putative class action complaint was filed in the South Carolina Court of Common Pleas by the Wrape Family Charitable Trust, alleged to be a shareholder of the Company, against the Company and its directors. The plaintiff alleges, among other things, that the directors have breached their fiduciary duties to the Company's public shareholders by facilitating certain insiders' acquisition of the publicly-held shares of the company, to the exclusion of all other potential bidders, for unfair and inadequate consideration. The complaint seeks preliminary and permanent relief, including injunctive relief, (a) declaring that the defendants have committed or participated in a gross abuse of trust and have breached their fiduciary duties or aided and abetted such breaches, (b) declaring the Merger unlawful, (c) enjoining the Merger, and if it is consummated, rescinding the Merger, (d) requiring the directors to abide by and uphold their fiduciary responsibilities in selling the Company and requiring them to fully insulate themselves from any conflict of interest that would interfere with their duties and (e) awarding the plaintiff and the class compensatory damages and/or rescissory damages as well as awarding the plaintiff attorneys' and experts' fees. Management believes that this claim is without merit and that it will not have a material adverse effect on the Merger or on the Company's financial condition, results of operations or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         On October 8, 1999, the Company filed a Current Report on Form 8-K in which it reported, pursuant to item 5 thereof, that it had entered into a Merger Agreement, dated as of October 5, 1999 with CIC Acquisition Co. and CIC Acquisition Sub, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CONSO INTERNATIONAL CORPORATION


Dated:    November 12, 1999
    By:   /S/ Richard A. Zonin           Name:  Richard A. Zonin
                                         Title: Chief Financial Officer and
                                                Senior Vice President of Finance
                                                (Principal Financial Officer)

Dated:    November 12, 1999
    By:  /S/ John M. Davis               Name:  John M. Davis
                                         Title: Chief Accounting Officer and
                                                Vice President