Form 10-Q
period 2000-01-01
CONSO INTERNATIONAL CORP
filed 2000-02-14
CIK 914448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 1, 2000

                                       OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    -------------
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

                                       N/A
                                    ---------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 14, 2000:

                  Common Stock, no par value 7,338,625 shares.

                               Page 1 of 18 pages

                                TABLE OF CONTENTS

PART I.       FINANCIAL INFORMATION                                                    PAGE NO.
              ITEM 1.    FINANCIAL STATEMENTS
                           Consolidated Balance Sheets (unaudited) as of
                           January 1, 2000 and July 3, 1999                                   3

                           Consolidated Statements of Operations (unaudited) for
                           the three months and six months ended January 1, 2000
                           and December 26, 1998                                              4

                           Consolidated Statement of Shareholders' Equity
                           (unaudited) for the three months and six months ended
                           January 1, 2000                                                    5

                           Consolidated Statements of Cash Flows (unaudited) for
                           the six months ended January 1, 2000 and December 26,
                           1998                                                               6

                           Notes to Consolidated Financial Statements                         7


              ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       11

              ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                         MARKET RISK                                                         16

PART II.      OTHER INFORMATION

              ITEM 1.    LEGAL PROCEEDINGS                                                   17

              ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                    17

SIGNATURES                                                                                   18

PART I       FINANCIAL INFORMATION

             ITEM 1.      FINANCIAL STATEMENTS

                         CONSO INTERNATIONAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       January 1, 2000      July 3, 1999
                                                       ---------------      -------------
ASSETS
CURRENT ASSETS:
  Cash                                                  $   1,135,000       $   1,671,000
  Accounts receivable, net of allowances for
     bad debts and customer deductions of
     $1,140,000 and $1,190,000 at January 1, 2000
     and July 3, 1999, respectively                        22,027,000          22,009,000
  Inventories (Note 3)                                     30,402,000          30,657,000
  Deferred income taxes - current portion                   1,988,000           1,947,000
  Prepaid expenses and other                                3,554,000           2,689,000
                                                        -------------       -------------
       Total current assets                                59,106,000          58,973,000
                                                        -------------       -------------

PROPERTY, PLANT AND EQUIPMENT:
  Land and improvements                                     2,410,000           1,539,000
  Buildings and improvements                               19,949,000          17,338,000
  Machinery and equipment                                  27,184,000          26,996,000
                                                        -------------       -------------
       Total                                               49,543,000          45,873,000
  Accumulated depreciation                                (14,978,000)        (13,788,000)
                                                        -------------       -------------
       Total property and equipment, net                   34,565,000          32,085,000
                                                        -------------       -------------

OTHER ASSETS:
  Intangible assets, net                                   20,414,000          20,740,000
  Deferred income taxes                                       496,000           1,032,000
  Deferred costs and other assets                             275,000             549,000
                                                        -------------       -------------
       Total other assets                                  21,185,000          22,321,000
                                                        -------------       -------------

TOTAL ASSETS                                            $ 114,856,000       $ 113,379,000
                                                        =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                                    23,605,000       $     385,000
  Current maturities of long-term debt                      2,000,000           2,000,000
  Trade accounts payable                                    3,787,000           5,314,000
  Accrued liabilities                                      14,210,000          13,088,000
                                                        -------------       -------------
       Total current liabilities                           43,602,000          20,787,000
                                                        -------------       -------------

NONCURRENT LIABILITIES:
  Long-term debt - revolving line                                  --          23,908,000
  Long-term debt - note payable                            15,500,000          16,000,000
  Deferred income taxes                                            --             244,000
  Other noncurrent liabilities                              3,974,000           4,638,000
                                                        -------------       -------------
       Total noncurrent liabilities                        19,474,000          44,790,000
                                                        -------------       -------------

SHAREHOLDERS' EQUITY:
  Preferred stock (no par, 10,000,000 shares
     authorized, no shares issued)                                 --                  --
  Common stock (no par, 50,000,000 shares
     authorized, 7,339,000 and 7,334,000
     shares issued and outstanding January 1, 2000
     and July 3, 1999, respectively)                       16,624,000          16,596,000
  Retained earnings                                        34,604,000          30,728,000
  Accumulated other comprehensive income                      552,000             478,000
                                                        -------------       -------------
       Total shareholders' equity                          51,780,000          47,802,000
                                                        -------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                               $ 114,856,000       $ 113,379,000
                                                        =============       =============

See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended                 Six Months Ended
                                                                ------------------                 ----------------
                                                       January 1, 2000  December 26, 1998 January 1, 2000   December 26, 1998
                                                       ---------------  ----------------- ---------------   -----------------
        NET SALES                                      $    29,786,000  $     30,116,000  $    57,127,000   $     59,504,000
        COST OF GOODS SOLD                                  17,208,000        17,604,000       33,408,000         35,516,000
                                                       ---------------  ----------------  ---------------   ----------------
        GROSS MARGIN                                        12,578,000        12,512,000       23,719,000         23,988,000
                                                       ---------------  ----------------  ---------------   ----------------
         OPERATING EXPENSES:
            Distribution expense                             2,137,000         2,288,000        4,199,000          4,692,000
            Selling expense                                  2,505,000         2,793,000        5,039,000          5,553,000
            General and administrative expense               2,886,000         3,193,000        5,973,000          6,430,000
            Currency exchange loss (gain)                        8,000            33,000           27,000             68,000
            Intangibles amortization                           226,000           179,000          452,000            358,000
                                                       ---------------  ----------------  ---------------   ----------------
                Total                                        7,762,000         8,486,000       15,690,000         17,101,000
                                                       ---------------  ----------------  ---------------   ----------------
        INCOME FROM OPERATIONS                               4,816,000         4,026,000        8,029,000          6,887,000
        INTEREST EXPENSE, NET                                  342,000           770,000          998,000          1,525,000
                                                       ---------------  ----------------  ---------------   ----------------
        INCOME BEFORE INCOME TAXES                           4,474,000         3,256,000        7,031,000          5,362,000
        INCOME TAX PROVISION (Note 5)                        1,934,000         1,376,000        3,060,000          2,041,000
                                                       ---------------  ----------------  ---------------   ----------------
        NET INCOME BEFORE CUMULATIVE EFFECT OF
         CHANGE IN ACCOUNTING PRINCIPLE                      2,540,000         1,880,000        3,971,000          3,321,000
                                                       ---------------  ----------------  ---------------   ----------------
       CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
         PRINCIPLE (NET OF TAX)                                                           $       (95,000)
                                                                                          ---------------
       NET INCOME                                      $     2,540,000  $      1,880,000  $     3,876,000   $      3,321,000
                                                       ===============  ================  ===============   ================


       NET INCOME  PER SHARE - BASIC AND DILUTED
           (Note 6)

       NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

           Basic                                       $          0.35  $           0.26  $          0.54   $           0.45
                                                       ===============  ================  ===============   ================
           Diluted                                     $          0.35  $           0.26  $          0.54   $           0.45
                                                       ===============  ================  ===============   ================

       NET INCOME

           Basic                                       $          0.35  $           0.26  $          0.53   $           0.45
                                                       ===============  ================  ===============   ================
           Diluted                                     $          0.35  $           0.26  $          0.53   $           0.45
                                                       ===============  ================  ===============   ================

        WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

           Basic                                             7,337,000         7,349,000        7,336,000          7,369,000
                                                       ===============  ================  ===============   ================
           Diluted                                           7,355,000         7,349,000        7,338,000          7,369,000
                                                       ===============  ================  ===============   ================



See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                       THREE MONTHS ENDED JANUARY 1, 2000
                                   (UNAUDITED)


                                           Common                                  Accumulated
                                           Stock        Common                       Other
                                           Shares       Stock         Retained    Comprehensive                    Comprehensive
                                           Issued       Amount        Earnings       Income           Total        Income (Loss)
                                          ---------   -----------   -----------   -------------    ------------    -------------
Balance October 2, 1999                   7,335,925   $16,606,000   $32,064,000   $     686,000    $ 49,356,000
Stock options exercised                       2,700        18,000                                        18,000
Net income                                                            2,540,000                       2,540,000        2,540,000
Foreign currency translation adjustment                                                (134,000)       (134,000)        (134,000)
                                          ---------   -----------   -----------   -------------    ------------    -------------
Balance at January 1, 2000                7,338,625   $16,624,000   $34,604,000   $     552,000    $ 51,780,000

Comprehensive income for the quarter ended January 1, 2000                                                            $2,406,000


                        SIX MONTHS ENDED JANUARY 1, 2000
                                   (UNAUDITED)


                                            Common                                 Accumulated
                                            Stock       Common                       Other
                                            Shares      Stock         Retained    Comprehensive                    Comprehensive
                                            Issued      Amount        Earnings       Income           Total        Income (Loss)
                                          ---------   -----------   -----------   -------------    ------------    -------------
Balance July 3, 1999                      7,334,177   $16,596,000   $30,728,000   $     478,000    $ 47,802,000
Shares issued for directors fees              1,748        10,000                                        10,000
Stock options exercised                       2,700        18,000                                        18,000
Net income                                                            3,876,000                       3,876,000        3,876,000
Foreign currency translation adjustment                                                  74,000          74,000           74,000
                                          ---------   -----------   -----------   -------------    ------------    -------------
Balance at January 1, 2000                7,338,625   $16,624,000   $34,604,000   $     552,000    $ 51,780,000

Comprehensive income for the six months ended January 1, 2000                                                         $3,950,000







See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                          ----------------
                                                               January 1, 2000       December 26, 1998
                                                               ---------------       -----------------
OPERATING ACTIVITIES:
   Cash received from customers                                $    57,139,000       $     60,474,000
   Cash paid to suppliers and employees                            (48,618,000)           (52,062,000)
   Interest paid                                                    (1,062,000)            (1,675,000)
   Interest received                                                   515,000                151,000
   Income taxes paid                                                (2,501,000)            (2,325,000)
                                                               ---------------       ----------------
      Net cash provided by operating activities                $     5,473,000       $      4,563,000
                                                               ---------------       ----------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                               (1,044,000)            (1,369,000)
   Construction and equipment purchased for
      dyehouse and computer design equipment                           (36,000)              (914,000)
   Purchase of building and equipment in Mexico                     (3,247,000)                    --
   Redemption of certificates of deposit                                    --              1,350,000
   Costs of acquisitions/organization expenses                        (446,000)            (1,246,000)
                                                               ---------------       ----------------
      Net cash used in investing activities                         (4,773,000)            (2,179,000)
                                                               ---------------       ----------------
FINANCING ACTIVITIES:
   Net activity under line of credit                                   (13,000)              (376,000)
   Principal payments on long-term debt                             (1,139,000)            (3,354,000)
   Proceeds from issuance of common stock                               28,000                 18,000
   Net borrowing on short-term debt                                   (152,000)                    --
   Repurchases of stock                                                     --               (503,000)
   Foreign currency translation                                         40,000                (96,000)
                                                               ---------------       ----------------

     Net cash provided by (used in) financing activities            (1,236,000)            (4,311,000)
                                                               ---------------       ----------------

DECREASE IN CASH                                                      (536,000)            (1,927,000)
CASH AT:
       BEGINNING OF PERIOD                                           1,671,000              2,333,000
                                                               ===============       ================
       END OF PERIOD                                           $     1,135,000       $        406,000
                                                               ===============       ================


RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
   Net income                                                  $     3,876,000       $      3,321,000
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation                                                   1,873,000              1,357,000
      Amortization of intangibles                                      452,000                360,000
      Cumulative effect of change in accounting principle               95,000                     --
Changes in assets and liabilities:
      Accounts receivable                                               12,000                973,000
      Inventory                                                        353,000                227,000
      Prepaid expenses and other                                      (861,000)                74,000
      Income tax receivable                                            (41,000)              (144,000)
      Other assets                                                     590,000                     --
      Trade accounts payable                                        (1,537,000)            (1,249,000)
      Accrued liabilities                                              661,000               (356,000)
                                                               ---------------       ----------------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                                  $     5,473,000       $      4,563,000
                                                               ===============       ================





See notes to unaudited consolidated financial statements

                         CONSO INTERNATIONAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 January 1, 2000


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

   In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which gives guidance on accounting for the costs of computer software developed or purchased for internal use. SOP 98-1 requires external and internal direct costs of developing or obtaining internal use software to be capitalized as an asset and also requires training costs and research and development costs to be expensed. The adoption of this position has not had a material impact on the Company.

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

2.  INTERIM PERIOD FINANCIAL STATEMENTS

   The unaudited consolidated financial statements for the three months ended January 1, 2000 and December 26, 1998 reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, in all material respects. All such adjustments are of a normal recurring nature, except when disclosed otherwise in the notes below. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for such interim periods are not necessarily indicative of results to be expected for the year ending July 1, 2000. See note 1 to the consolidated financial statements for the year ended July 3, 1999, for disclosure of significant accounting policies followed by the Company.

   The Company prepares annual financial statements on the basis of a 52 or 53 week fiscal year ending on the Saturday nearest June 30th; interim reporting periods are based on 13 week quarters. The second quarter of fiscal 2000 includes 13 weeks. Certain previously reported amounts have been reclassified to conform to the current year presentation.

3.  INVENTORIES

The composition of inventories at January 1, 2000 and July 3, 1999 was as follows:

                                             January 1, 2000        July 3, 1999
                                             ---------------        ------------
                   Raw Materials             $     8,928,000        $  9,034,000
                   Work-In-Process                 5,714,000           5,131,000
                   Finished Goods                 17,322,000          17,973,000
                   Reserves                       (1,562,000)         (1,481,000)
                                             ---------------        ------------
                   Totals                    $    30,402,000        $ 30,657,000
                                             ===============        ============

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

   In December, the Company's $30 million revolver facility (under which $23.2 million was outstanding on January 1, 2000) became a short-term liability since it is due in December 2001. While the Company is negotiating for new financing in connection with its proposed merger (see note 8), the Company believes that it would be able to refinance this revolving line of credit facility prior to December 2001 if required.

5. INCOME TAXES

    The Company wrote off $10,000 of South Carolina Jobs Tax Credit in the second quarter since employment levels in South Carolina decreased. The effect on income tax expense was $6,500 (net of the federal tax effect).

6.  STOCK OPTIONS

   On September 5, 1995, September 5, 1996, September 5, 1997, and August 21, 1998, the Company granted options to certain key employees to purchase an aggregate of 93,600, 79,500, 21,000, and 46,000 shares, respectively, of the Company's common stock under its 1993 Stock Option Plan. The options were granted at $6.67, $11.00, $10.30, and $7.00 per share, respectively, and originally became exercisable with respect to one-third of the total shares one year after the grant date, an additional one-third of the total shares two years after the grant date, and the final one-third of the shares three years after the grant date. In connection with the proposed transaction described in note 8, the Compensation Committee of the Company's Board of Directors took action under the 1993 Stock Option Plan to (a) cause all unvested options to vest and become fully exercisable as of December 3, 1999 and (b) accelerate the expiration date of all outstanding stock options so that such options will expire at the earlier of the effective date of the proposed merger or the date they would otherwise expire (5 years from the grant date or upon termination of employment). The Company has also implemented a procedure under which holders of stock options may elect, in lieu of exercising the options, to surrender options with an exercise price of less than $9.00 per share in exchange for an option surrender payment to be made at the effective time of the merger and to be equal to the excess of $9.00 over the exercise price. All amounts have been adjusted for stock splits.

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

                                                       Three Months Ended                    Six Months Ended
                                                       ------------------                    ----------------
                                              January 1, 2000    December 26, 1998   January 1, 2000   December 26, 1998
                                             ----------------    -----------------   ---------------   -----------------
Net income - before change in
   Accounting  principle                     $      2,540,000    $       1,880,000   $     3,971,000   $       3,321,000
Less compensation per SFAS 123                        (14,000)             (27,000)          (26,000)            (53,000)
                                             ----------------    -----------------   ---------------   -----------------
Net income -before change in
  accounting principle as proforma           $      2,526,000    $       1,853,000   $     3,945,000   $       3,268,000
                                             ================    =================   ===============   =================
Net income per share - before change in
  accounting principle as reported           $           0.35    $            0.26   $          0.54   $            0.45
                                             ================    =================   ===============   =================
Net income per share - before change in
  accounting principle as proforma           $           0.34    $            0.25   $          0.54   $            0.44
                                             ================    =================   ===============   =================
Net income per share - before change in
  accounting principle assuming dilution -
  as reported                                $           0.35    $            0.26   $          0.54   $            0.45
                                             ================    =================   ===============   =================
Net income per share - before change in
  accounting principle assuming dilution -
  as proforma                                $           0.34    $            0.25   $          0.54   $            0.44
                                             ================    =================   ===============   =================
Weighted average number of shares
  outstanding                                       7,337,000            7,349,000         7,336,000           7,369,000
Options assumed to be exercised                       100,000                                 61,000
Shares assumed to be repurchased                      (82,000)                               (59,000)
Weighted average number of shares
   outstanding - assuming dilution                  7,355,000            7,349,000         7,338,000           7,369,000
                                             ================    =================   ===============   =================

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                           FY 1999        FY 1998
                                                          ---------      ---------
        Expected dividend yield                                None           None
        Expected stock price volatility                         .56            .38
        Risk-free interest rate                                4.59%          5.81%
        Expected life of options                          3.2 years      3.2 years
        Weighted average fair values of options granted       $3.00          $4.36

7.  SEGMENT REPORTING

Segment reporting under SFAS 131, "Disclosure about Segments of an Enterprise and Related Information," requires that certain segment and geographical information be disclosed. The Company views Conso US, BT and Simplicity as its main segments. The segment information is as follows (in thousands):

                                                                   Three months                         Six Months
                                                                   ------------                         ----------
                                                        January 1, 2000   December 26, 1998   January 1, 2000  December 26, 1998
                                                        ---------------   -----------------   ---------------  -----------------
Net sales to unaffiliated customers
                                British Trimmings          $  4,152           $  4,851           $  7,506           $  8,986
                                Conso US                     13,878             12,911             27,308             25,658
                                Simplicity                   11,756             12,354             22,313             24,860
                                                           --------           --------           --------           --------
                                                           $ 29,786           $ 30,116           $ 57,127           $ 59,504
                                                           --------           --------           --------           --------
Operating income (loss)
                                British Trimmings          $    (74)          $    124           $   (343)          $    (92)
                                Conso US                      2,517              2,169              4,893              4,314
                                Simplicity                    2,373              1,733              3,479              2,665
                                                           --------           --------           --------           --------
                                                           $  4,816           $  4,026           $  8,029           $  6,887
                                                           --------           --------           --------           --------
Noncurrent assets
                                British Trimmings          $  5,378           $  6,594           $  5,378           $  6,594
                                Conso US                     20,487             17,039             20,487             17,039
                                Simplicity                   29,885             30,021             29,885             30,021
                                                           --------           --------           --------           --------
                                                           $ 55,750           $ 53,654           $ 55,750           $ 53,654
                                                           --------           --------           --------           --------
Capital spending
                                British Trimmings          $     --           $     56           $      2           $    156
                                Conso US                      3,474                301              4,190              1,439
                                Simplicity                       43                504                135                688
                                                           --------           --------           --------           --------
                                                           $  3,517           $    861           $  4,327           $  2,283
                                                           --------           --------           --------           --------
Depreciation and Amortization
                                British Trimmings          $    277           $    188           $    550           $    505
                                Conso US                        391                318                778                643
                                Simplicity                      458                270                997                569
                                                           --------           --------           --------           --------
                                                           $  1,126           $    776           $  2,325           $  1,717
                                                           --------           --------           --------           --------
Interest expense (income),  net
                                British Trimmings          $    210           $    272           $    400           $    524
                                Conso US                         (9)               (84)               (36)              (180)
                                Simplicity                      141                582                634              1,181
                                                           --------           --------           --------           --------
                                                           $    342           $    770           $    998           $  1,525
                                                           --------           --------           --------           --------

Two customers account for greater than ten percent of Simplicity's revenue. The percentage of these customers has not changed significantly since July 3, 1999. Total assets by geographic area have changed since July 3, 1999, particularly in the Other Western Hemisphere, due to the purchase of a facility in Mexico. Total assets by geographical area are as follows (in thousands):

                                                         January 1, 2000         July 3, 1999
                                                         ---------------         ------------
Total Assets By Geographic Area
                        US                                  $  88,467              $  89,354
                        Other Western Hemisphere                7,591                  3,830
                        UK                                     18,218                 19,131
                        Other                                     580                  1,064
                                                            ---------              ---------

                        Total                               $ 114,856              $ 113,379
                                                            =========              =========

8. PROPOSED TRANSACTION

   On October 5, 1999, the Company entered into a definitive merger agreement under which an investor group including Conso's senior management and Citicorp Venture Capital, Ltd. will acquire Conso for $9.00 per share. Under this proposed transaction, each share of Conso's common stock (other than a portion of the shares held by Conso's Chairman and CEO) would be converted into a right to receive $9.00 in cash. This proposed transaction is expected to be completed by the end of February, subject to approval by Conso's shareholders at the special meeting called to consider the transaction, which is to be reconvened on February 24, 2000, and receipt of funding under the financing commitments.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 1, 2000 COMPARED TO THE QUARTER ENDED DECEMBER 26, 1998.

  Net sales for the quarter ended January 1, 2000 were $29.8 million and were relatively flat compared to first quarter of fiscal 1999 sales of $30.1 million. Conso US' net sales were up $1.0 million or 7.5%. Simplicity's net sales were down $0.6 million or 4.8%. British Trimmings' ("BT") net sales were down $0.7 million or 14.4%. BT had one less week of shipping this quarter compared to last year since both weeks of the holiday shutdown fell in the second quarter compared to one week in the second quarter of last year. BT will have one more week of shipping in the third quarter this year, since part of the shutdown occurred in the third quarter last year.

Sales for the second quarter by customer type were as follows (in thousands):

                                                                                        Compared to the Quarter
                                                     Amount     % of Net Sales          Ended  December 26, 1998
                                                    -------     --------------          ------------------------
         Manufacturers - Conso US and BT            $ 7,016           23.6%             down                 2.1%
         Distributors - Conso US and BT               7,382           24.8              down                 1.5
         Retailers - Conso US and BT                  3,632           12.2              up                  17.2
         Manufacturers - Simplicity                     450            1.5              up                  25.1
         Distributors -  Simplicity                     158            0.5              up                   6.1
         Retailers - Simplicity                      11,148           37.4              down                 5.9
                                                    -------          -----

                  Total                             $29,786          100.0%             down                 1.1%
                                                    =======          =====

    Sales to manufacturers for Conso US and BT decreased 2.1% in the second quarter. Conso US' sales to manufacturers were down 1.3% from reductions in sales of stock items and a lower backlog coming into the second quarter from improved dyehouse operations in the first quarter of this year compared to last year. BT's sales to manufacturers were down 5.6% compared to the second quarter of 1999. BT's sales to manufacturers and other customer groups continue to be hampered by the strength of the British pound against foreign competitors' currencies and the timing of the holiday shutdown explained above.

    Sales to distributors for Conso US and BT were down 1.5%. Conso US' sales to distributors were up 4.1%. At BT, sales were down 10.9% due to a decline in sales to reupholster wholesalers and price pressure from suppliers in Spain and Belgium due to a strong British Pound.

    Sales to retailers for Conso US and BT were up 17.2%. Conso US was up 36.1% due to the addition of two major customers; one in the fourth quarter of 1999 and one in the first quarter of this year. Both of these customers were already major customers of Simplicity. BT's sales to retailers were down 43.3% due to the weak UK economy and foreign competition.

    Sales to retailers for Simplicity comprise 95% of its total sales. Simplicity's sales to retailers were down 5.9% primarily due to the disposition of the fabric distribution business in the UK, which also resulted in reductions in cost of goods sold. Simplicity's net sales to retailers were also adversely impacted by the loss of pattern sales to a large regional retail customer that went into bankruptcy immediately before the beginning of this fiscal year.

   Comparable international sales outside the US and UK (the Company's primary sales regions) decreased 4.4% for the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 as detailed below (in thousands):

                                                                                        Compared to the Quarter
Conso  US and British Trimmings                       Amount         % of Net Sales     Ended December 26, 1998
                                                     --------        --------------     -----------------------
                  Western Hemisphere                 $    982            3.3%           unchanged           0.0%
                  Europe and Middle East                  638            2.2%           up                  1.4%
                  Pacific Rim                             397            1.3%           up                 12.1%
                                                     --------           ----
                       Total                         $  2,017            6.8%           up                  2.6%
Simplicity
                  Western Hemisphere                 $    729            2.4%           up                 13.6%
                  Europe and Middle East                  143            0.5%           down               51.2%
                  Pacific Rim                             707            2.4%           down               17.9%
                                                     --------           ----

                       Total                         $  1,579            5.3%           down               12.1%
                                                     --------           ----
                   Company Total                     $  3,596           12.1%           down                4.4%
                                                     ========           ====

Conso US and BT's sales to the Western Hemisphere were unchanged this quarter compared to the second quarter of 1999 due to strength in the Canadian market offsetting continuing weakness in the Latin American market. Simplicity's improvement in sales to the Western Hemisphere was mainly related to timing in shipments between the first and second quarters to Canada compared to last year and increased sales to Mexico. The European and Middle Eastern markets for Simplicity were down from the sale of the fabric business in the UK and other competitive pressures. Conso US and BT's sales improvement in the second quarter to the Pacific Rim relates to the timing of shipments to our major distributor in Australia. The reduction in Simplicity sales to the Pacific Rim relate to a decline in pattern unit sales and a backlog on shipments of fabric from the US suppliers.

   The Company's gross margin as a percentage of net revenues increased to 42.2% from 41.5%, an increase of 0.7%. Conso US' gross margin decreased from 38.7% in the second quarter of 1999 to 37.9% in this quarter due to lower margins on product received from BT. The higher unit cost at BT was caused by lower overhead absorption due to lower production levels. Simplicity's gross margin increased from 50.2% to 53.9% of net revenues primarily due to a refund of $540,000 of Michigan Single Business Tax, a purchase accounting adjustment of $171,000 that was required during fiscal 1999 to increase purchased inventory from cost to fair market value in connection with the acquisition of Simplicity, and the sale in August 1999 of the lower margin UK fabric business. BT's gross margin declined from 27.1% to 23.8% of net revenues. BT's gross margin declined due to lower revenues and production levels, which resulted in less absorption of fixed expenses.

   Simplicity has one customer, Wal-Mart Stores, Inc. ("Wal-Mart"), that represented approximately 12% of the consolidated net revenues of the Company for fiscal 1999. In September 1999, the Company and Wal-Mart renegotiated the principal trade terms of their relationship effective January 15, 2000. Under the new arrangement, Simplicity will retain ownership of the pattern inventory in Wal-Mart stores and Wal-Mart will remit payment for the patterns at the time it sells them to its customers. The Company estimates that on an annualized basis its net revenues will be reduced as a result of this new arrangement by approximately $650,000 and its expenses will be increased by approximately $350,000, resulting in a reduction in its after-tax net income of approximately $620,000. The Company has taken action and has made plans for future actions at Simplicity to offset the negative financial effects of this new arrangement, including cost reductions, new programs to increase unit sales volume and advertising income, and price increases. The new arrangement and other trade terms will be subject to renegotiations or termination by either party at any time under Wal-Mart's normal vendor agreement.

   Distribution expenses decreased $151,000 or 6.6% from $2,288,000 to $2,137,000. The primary reason for the decrease was the timing of the shipments of Simplicity's new issue patterns and related catalogs, as well as the disposition of Simplicity's fabric business in the UK. BT's distribution expense remained flat in dollar terms but increased from 5.5% to 6.4% as a percentage of net sales because net sales have declined as explained above. Conso US' distribution expenses increased slightly in dollar terms but fell slightly as a percentage of sales due to increased sales.

   Selling expenses declined $288,000 from $2,793,000 to $2,505,000 or 10.3%.
Overall this reduction is a result of the consolidation efforts since the acquisition of Simplicity in June 1998. Additionally, Simplicity's selling expenses were reduced due to the disposition of its UK fabric business. Conso US' selling expenses were down slightly in dollar terms and were down from 10.4% to 9.6% due to increased net revenue. BT's selling expenses were down $31,000 or 5.1%, but increased as a percentage of sales from 12.7% to 14.0% due to a decrease in net sales.

   General and administrative expenses (including amortization and currency exchange loss) decreased $285,000 from $3,405,000 to $3,120,000 and as a percentage of sales from 11.3% to 10.5%. This decrease resulted from cost cutting efforts at BT and the consolidation efforts associated with the acquisition of Simplicity. Conso US' general and administrative cost dropped $87,000 or 9.3%. Simplicity's general and administrative expenses declined $121,000 or 6.2%. BT's general and administrative expenses decreased $101,000 or 31.9% due to cost reduction efforts.

   Operating income increased $790,000 or 19.6% primarily as a result of increased volume at Conso US, the refund of the Michigan Single Business Tax at Simplicity, and the reductions in selling, general, and administrative expenses with the consolidation of selling and administrative functions at Conso US and Simplicity. Conso US operating income increased $348,000 or 16.0%, Simplicity's operating income increased $640,000 or 36.9%. BT's operating income decreased $198,000.

   Net interest expense decreased by $428,000 or 55.6% due to the interest income received in connection with the Michigan Single Business Tax refund of $449,000 for the years 1986 to 1989.

   Net income increased by $660,000 or 35.1%. Higher income tax expense offset part of the gains in operating income and net interest expense. The overall income tax rate was higher due to Simplicity having a historically higher effective rate and a greater percentage of pre-tax income of the Company in the second quarter this year compared to last year's second quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JANUARY 1, 2000 COMPARED TO THE SIX MONTHS ENDED DECEMBER 26, 1998.

  Net sales for the six months ended January 1, 2000 were $57.1 million, a $2.4 million or 4.0% decrease, compared to the first six months of 1999 sales of $59.5 million. Simplicity's net sales were down $2.5 million or 10.2%. BT's net sales were down $1.5 million or 16.7%, from $9.0 million to $7.5 million. BT had one less week of shipping in the first six months compared to last year since both weeks of the holiday shutdown fell in the second quarter compared to one week in the second quarter of last year. BT will have one more week of shipping in the third quarter this year, since part of the shutdown occurred in the third quarter last year. Conso US' net sales were up $1.6 million or 6.2%, from $25.7 million in the first six months of 1999 to $27.3 million in this year's first six months.

Sales for the first six months of 2000 by customer type were as follows (in thousands):

                                                                                        Compared to the Quarter
                                                      Amount         % of Net Sales     Ended  December 26, 1998
                                                     -------         --------------     ------------------------
         Manufacturers - Conso US and BT             $14,527              25.4%         up                 4.8%
         Distributors - Conso US and BT               13,979              24.5          down               4.9
         Retailers - Conso US and BT                   6,308              11.0          up                 3.6
         Manufacturers - Simplicity                      929               1.6          up                17.9
         Distributors -  Simplicity                      220               0.4          down              26.6
         Retailers - Simplicity                       21,164              37.1          down              11.0
                                                     -------             -----

                  Total                              $57,127             100.0%         down               4.0%
                                                     =======             =====


    Sales to manufacturers for Conso US and BT increased 4.8% in the first half of 2000 compared to the first half of 1999. Conso US' sales to manufacturers were up 7.4% due to improvements in the dyehouse allowing for increased shipments. In addition, Conso US' sales to soft goods manufacturers have increased because these customers are using more trimmings in their products. BT's sales to manufacturers were down 8.4% compared to the first half of 1999. At BT, sales to manufacturers and other customer groups continue to be hampered by the strength of the British pound against foreign competitors' currencies and the timing of the holiday shutdown explained above.

    Sales to distributors for Conso US and BT were down 4.9%. Conso US' sales to distributors were up 1.9%. BT's sales were down 16.1% due to a decrease in sales to reupholster wholesalers, and price pressure from suppliers in Spain and Belgium due to a strong British Pound.

    Sales to retailers for Conso US and BT were up 3.6%. Conso US was up 12.4% from the addition of two major customers; one in the first quarter of this year and one in the fourth quarter of 1999. Both of these customers were already major customers of Simplicity. BT's sales to retailers were down 34.6% due to the weak UK economy and increased foreign competition. Production of handwork items is being shifted to India to allow BT to better meet pricing pressure.

    Sales to retailers for Simplicity comprise 95% of its total sales. Simplicity's sales to retailers were down 11.0% primarily due to the disposition of the fabric distribution business in the UK, which also resulted in reductions in cost of goods sold. Net sales were also adversely impacted by the loss of pattern sales to a large regional retail customer that went into bankruptcy immediately before the beginning of this year.

   Comparable international sales outside the US and UK (the Company's primary sales regions) decreased 13.4% for the first six months of fiscal 2000 compared to the first six months of fiscal 1999 as detailed below (in thousands):

                                                                                         Compared to the Six Months
Conso  US and British Trimmings                       Amount         % of Net Sales       Ended December 26, 1998
                                                     --------        --------------      --------------------------
                  Western Hemisphere                 $ 1, 910             3.4%           down                14.6%
                  Europe and Middle East                1,099             1.9%           down                16.7%
                  Pacific Rim                             692             1.2%           down                 0.7%
                                                     --------            ----
                       Total                         $  3,701             6.5%           down                13.0%
Simplicity
                  Western Hemisphere                 $  1,221             2.1%           up                   2.3%
                  Europe and Middle East                  212             0.4%           down                64.4%
                  Pacific Rim                           1,448             2.5%           down                 6.8%
                                                     --------            ----
                       Total                         $  2,881             5.0%           down                13.8%
                                                     --------            ----
                   Company Total                     $  6,582            11.5%           down                13.4%
                                                     ========            ====


  Sales to the Western Hemisphere by Conso US and BT recovered in the second quarter to 1999 levels with Canada and the Caribbean ahead of last year, however the first quarter was weak in all areas. Simplicity's improvement in sales to the Western Hemisphere was mainly related to better sales in Mexico in the second quarter. Conso and BT's sales to Europe and the Middle East were down due to increased competition in those areas. The European and Middle Eastern markets were down for Simplicity due to the sale of the fabric business in the UK and other competitive pressures. The reduction in Simplicity sales to the Pacific Rim relate to a decline in pattern unit sales and a backlog on shipments of fabric from the US suppliers.

  The Company's gross margin as a percentage of net revenues increased to 41.5% from 40.3%, an increase of 1.2%. Conso US' gross margin decreased from 38.8% in the first six months of 1999 to 38.3% in the first six months of 2000 due to lower margins on product received from BT. The higher unit cost at BT was caused by lower overhead absorption due to lower production levels. Simplicity's gross margin increased from 47.7% to 52.0% of net revenues primarily due to a refund of the Michigan Single Business Tax, a purchase accounting adjustment that was required during fiscal 1999 to increase purchased inventory from cost to fair market value, the cost savings associated with fewer new issue shipments, cost savings with respect to the Company's design function, and the sale in August 1999 of the lower margin UK fabric business. BT's gross margin declined from 24.2% to 22.0% of net revenues due to lower volume to cover fixed expenses.

   Simplicity has one customer, Wal-Mart Stores, Inc. ("Wal-Mart"), that represented approximately 12% of the consolidated net revenues of the Company for fiscal 1999. In September 1999, the Company and Wal-Mart renegotiated the principal trade terms of their relationship effective January 15, 2000. Under the new arrangement, Simplicity will retain ownership of the pattern inventory in Wal-Mart stores and Wal-Mart will remit payment for the patterns at the time it sells them to its customers. The Company estimates that on an annualized basis its net revenues will be reduced as a result of this new arrangement by approximately $650,000 and its expenses will be increased by approximately $350,000, resulting in a reduction in its after-tax net income of approximately $620,000. The Company has taken action and has made plans for future actions at Simplicity to offset the negative financial effects of this new arrangement, including cost reductions, new programs to increase unit sales volume and advertising income, and price increases. The new arrangement and other trade terms will be subject to renegotiations or termination by either party at any time under Wal-Mart's normal vendor agreement.

   Distribution expenses decreased $493,000 or 10.5% from $4,692,000 to $4,199,000. The primary reason for the decrease was the timing of the shipments of Simplicity's new issue patterns and related catalogs, and the disposition of Simplicity's fabric business in the UK. BT's distribution expense dropped $50,000 in dollar terms but increased from 6.0% to 6.5% as a percentage of net sales because net sales fell as explained above. Conso US' distribution expenses increased $62,000 in dollar terms but remained steady as a percentage of sales.

   Selling expenses declined $514,000, from $5,553,000 to $5,039,000 or 9.3%.
Overall this reduction is a result of the consolidation efforts since the acquisition of Simplicity in June 1998. Additionally, Simplicity's selling expenses were reduced due to the disposition of its UK fabric business. Conso US' selling expenses were down slightly by $26,000, and dropped as a percentage of net sales from 10.6% to 9.9% due to increased net revenue. BT's selling expenses were down $63,000 or 5.6%, but increased as a percentage of net sales from 12.5% to 14.1% due to a decrease in net sales.

   General and administrative expenses (including amortization and currency exchange loss) decreased $404,000, from $6,856,000 to $6,452,000, and as a percentage of sales from 11.5% to 11.3%. This decrease resulted from cost cutting efforts at BT and the consolidation efforts associated with the acquisition of Simplicity. Conso US' general and administrative cost dropped $80,000 or 4.5%. Simplicity's general and administrative expenses declined $212,000 or 5.3%. BT's general and administrative expenses decreased $168,000 or 27.3%, due to cost reduction efforts.

   Operating income increased $1,142,000 or 16.6% primarily as a result of increased volume at Conso US, the refund of the Michigan Single Business Tax at Simplicity, and the reductions in selling, general, and administrative expenses with the consolidation of selling and administrative functions at Conso US and Simplicity. Conso US' operating income increased $579,000 or 13.4%, Simplicity's operating income increased $814,000 or 30.5%, and BT's operating loss increased $251,000.

   Net interest expense decreased by $527,000 or 34.6% primarily due to the interest income received in connection with the Michigan Single Business Tax refund of $449,000 for the years 1986 to 1989.

   Net income before the cumulative effect of change in accounting principle increased by $650,000, or 19.6%. Higher income tax expense offset part of the gains in operating income and net interest expense. The first quarter of 1999 year benefited from an income tax credit associated with the acquisition of Simplicity, while the first quarter of 2000 did not, resulting in relatively higher income tax expense. The Company adopted SOP 98-5, causing a write-off in the first quarter of fiscal 2000 of $95,000, net of tax, for start-up and organizational costs primarily related to India Trimmings.

LIQUIDITY, CAPITAL RESOURCES, AND YEAR 2000

   The Company has generally been able to finance its operations and capital requirements through internally generated funds and bank borrowings. Bank borrowings were increased in June 1998 to finance the purchase of Simplicity. As of the end of the second quarter, credit line availability was approximately $6.8 million under the Company's revolving loan facility and approximately $0.9 million under the letter of credit facility.

   In November 1998, the Company effectively fixed the interest rate under its term loan at 6.75% until the maturity of the term loan. Borrowings under the revolving loan facility bear interest at 1.5% over the floating 30-day LIBOR rate (5.8225% as of January 1, 2000).

   Operating cash flow for the first six months of fiscal 2000, compared to the first six months of fiscal 1999 increased $874,000, from $4,563,000 to $5,437,000 due to increased net income and non-cash expenses, somewhat offset by increases in prepaid expenses and accounts payable.

   Capital expenditures for the first half of fiscal 2000 were $4,327,000. The significant expenditures were for the purchase of facilities at Val-Mex of $3.2 million. The Company has budgeted a total of $5.7 million for capital expenditures for fiscal 2000. Of this $3.2 million is for the acquisition of new facilities at Val-Mex and $0.5 million for facilities in Coimbatore, India.

   The Company believes that cash generated by operations and available for borrowings under lines of credit will be adequate to fund its working capital and capital expenditure requirements for the foreseeable future, excluding possible acquisitions of other businesses.

   In 1997, Conso US and BT developed a five-phase program for addressing Y2K issues and to assure information and other systems compliance. Simplicity conducted a similar program for addressing Y2K issues. The Company has completed all phases of its Y2K program, and believes its systems are Y2K compliant in all material respects. The Company has surveyed its major vendors and customers for their Y2K readiness. To date the Company has not experienced any material disruptions due to Y2K issues relating to either its operations or those of its vendors and customers.

PROPOSED TRANSACTION

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

   The Company's Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, in accordance with the recommendation of a Special Committee of outside directors. The proposed transaction is subject to various conditions, including approval by the Company's shareholders, regulatory approvals, receipt of funding under financing commitments, and other customary closing conditions. The financing commitments obtained by the investor group are also subject to customary closing conditions. The merger is expected to be completed by the end of February, subject to approval by Conso's shareholders at the special meeting called to consider the transaction, which is to be reconvened on February 24, 2000, and receipt of funding under the financing commitments.

   J. Cary Findlay has entered into a Support Agreement with Acquisition Sub dated as of October 5, 1999 pursuant to which he has agreed, subject to certain conditions, to vote all shares of the Company's common stock owned directly by him, representing approximately 39.1% of the Company's Common Stock in favor of the Merger.

CAUTIONARY STATEMENT AS TO FORWARD LOOKING INFORMATION

  Statements contained in this report as to the Company's outlook for sales, operations, capital expenditures and other amounts, budgeted amounts and other projections of future financial or economic performance of the Company, and statements of the Company's plans and objectives for the future operations are "forward looking" statements, and are being provided in reliance upon the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Important factors that could cause actual results or events to differ materially from those projected, estimated, assumed or anticipated in any such forward looking statements include, without limitation: adverse results in any litigation to which the Company is or becomes a party; adverse changes in the Company's relationships with significant customers; general economic conditions in the Company's markets, including inflation, recession, interest rates and other economic factors, especially in the United States and the United Kingdom but also including other areas of the world where the Company markets or manufactures its products; changes in consumer fashion preferences for home sewing products and finished products in the home furnishings market, which may affect the demand for the Company's products; any loss of the services of the Company's key management personnel; increased competition in the United States and abroad, both from existing competitors and from any new entrants in the decorative trimmings or pattern businesses; the Company's ability to successfully continue its international expansion and to successfully integrate into its operations any existing businesses it may acquire; adverse changes in the cost and availability of raw materials; adverse changes in governmental regulations applicable to the Company's businesses; adverse fluctuations in exchange rates relative to the US dollar for currencies of the United Kingdom and other nations where the Company does business; casualty to and/or disruption of the Company's production facilities and equipment; delays and disruptions in the shipment of the Company's products and raw materials; disruption of operations due to strikes or other labor unrest; and other factors that generally affect the business of manufacturing companies with international operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

PART II  OTHER INFORMATION

ITEM I.   LEGAL PROCEEDINGS

   On October 18, 1999, a purported class action complaint was filed in the South Carolina Court of Common Pleas by the Wrape Family Charitable Trust, alleged to be a shareholder of the Company, against the Company and its directors. The plaintiff alleges, among other things, that the directors have breached their fiduciary duties to the Company's public shareholders by facilitating certain insiders' acquisition of the publicly-held shares of the Company, to the exclusion of all other potential bidders, for unfair and inadequate consideration. The complaint seeks preliminary and permanent relief, including injunctive relief, (a) declaring that the defendants have committed or participated in a gross abuse of trust and have breached their fiduciary duties or aided and abetted such breaches, (b) declaring the Merger unlawful, (c) enjoining the Merger, and if it is consummated, rescinding the Merger, (d) requiring the directors to abide by and uphold their fiduciary responsibilities in selling the Company and requiring them to fully insulate themselves from any conflict of interest that would interfere with their duties and (e) awarding the plaintiff and the class compensatory damages and/or rescissory damages as well as awarding the plaintiff attorneys' and experts' fees. The Company believes that this claim is without merit and will vigorously defend the lawsuit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits.

       27  Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K.

   On October 8, 1999, the Company filed a Current Report on Form 8-K reporting, pursuant to Item 5 thereof, that it had entered into the Merger Agreement with CIC Acquisition Co. and CIC Acquisition Sub, Inc.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



CONSO INTERNATIONAL CORPORATION


By:     /s/ Richard A. Zonin         Chief Financial Officer and               February 11, 2000
        --------------------         Senior Vice President of Finance
        Richard A. Zonin             (Principal Financial Officer)


By:     /s/ John M. Davis            Chief Accounting Officer and              February 11, 2000
        ------------------           Vice President
        John M. Davis